Form 10-K/A
period 2020-12-31
Falcon Capital Acquisition Corp.
filed 2021-05-11
CIK 1816233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Falcon Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Falcon Capital Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on September 24, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

On May 4, 2021, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Staff Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of September 24, 2020 included in the Company’s Current Report on Form 8-K filed September 30, 2020, (ii) the unaudited interim financial statements as of, and for the three months ended September 30, 2020 and the period from June 5, 2020 (inception) through September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from June 5, 2020 (inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) (collectively, the “Affected Periods”) should no longer be relied upon and that it is appropriate to restate the Annual Report.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on September 24, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

i

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

The forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 6. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

v

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

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

We identified a material weakness1 in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part II, Item 9A for further discussion). We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, and if we fail to continue to comply, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.2

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

[1]	Company and Withum to confirm

[2]	Company and Withum to confirm

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 and for the quarterly period ended September 30, 2020.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

We can give no assurance that the measures we have taken will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Overview

We are a blank check company incorporated as a Delaware corporation on June 5, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simultaneously with the consummation of our initial public offering, we consummated the private sale of an aggregate of 5,933,334 warrants, each exercisable to purchase one share of Class A common stock, par value $0.0001 per share at $11.50 per share, to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $8,900,000. We intend to consummate an initial business combination using cash from the proceeds of our initial public offering that closed on September 24, 2020 and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

At December 31, 2020, we held cash of $1,121,103, current liabilities of $292,647, deferred underwriting compensation of $12,075,000 and warrant liabilities of $40,685,669. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

Results of Operations

For the period from June 5, 2020 (inception) through December 31, 2020, we incurred a loss from operations of $17,375,434, which consisted of $201,897 in general and administrative expenses, $105,007 of franchise tax expenses and a $17,150,649 loss from changes in fair value of derivative warrant liabilities. Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to the initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2020, $345,082,119 was held in the Trust Account, with $17,150,649 loss from changes in fair value of derivative warrant liabilities (including $12,075,000 of deferred underwriting discounts and commissions and $8,900,000 from the Private Placement) and we had cash outside of trust of $1,121,103 and $292,647 in accounts payable and accrued expenses.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

As indicated in the accompanying financial statements, at December 31, 2020, we had cash outside of the trust in the amount of $1,1121,103 and $292,647 in accounts payable and accrued expenses.

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5 A, “Expenses of Offering.” We incurred offering costs in connection with our initial public offering of approximately $19,498,140, consisting principally of underwriter discounts of $18,975,000 (including approximately $12,075,000 of which payment is deferred), approximately $523,140 of professional, printing, filing, regulatory and other costs were charged to stockholders’ equity upon completion of the initial public offering and approximately $889,980 expensed for warrant accounting.

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

Class A Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A Common Stock included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. Accordingly, as of December 31, 2020, 28,851,640 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 11,500,000 common stock warrants to investors in our Public Offering and issued 5,933,334 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Public Offering have subsequently been measured based on the listed market price of such warrants.

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

FALCON CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Falcon Capital Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Falcon Capital Acquisition Corp (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 11, 2021

FALCON CAPITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS:
Current assets:
Cash	$1,121,103
Prepaid expenses	366,500
Total current assets	1,487,603

Cash and investments held in Trust Account	345,082,119
Total Assets	$346,569,722

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$292,647
Total current liabilities	292,647

Derivative warrant liabilities	40,685,669
Deferred underwriting compensation	12,075,000
Total Liabilities	53,053,316

Commitments and Contingencies

Class A common stock subject to possible redemption; 28,851,640 shares at redemption value of $10.00 per share	288,516,400

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,648,360 shares issued and outstanding, (excluding 28,851,640 shares subject to possible redemption)	565
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	22,374,012
Accumulated deficit	(17,375,434)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$346,569,722

The accompanying notes are an integral part of these financial statements.

FALCON CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from June 5, 2020 (inception) through December 31, 2020

(Restated)

General and administrative expenses	$306,904
Loss from operations	(306,904)
Other income (expense):
Warrant issuance transaction costs	(889,980)
Change in fair market value of derivative warrant liabilities	(16,260,669)
Interest earned on Trust Account	82,119
Loss before provision for income taxes	(17,375,434)
Provision for income taxes	-
Net loss	$(17,375,434)

Two Class Method:
Weighted average shares outstanding of Class A common stock	34,500,000

Net income per share of common stock, Class A - basic and diluted	$-

Weighted average shares outstanding of Class B common stock	8,030,048

Net loss per share of common stock, Class B - basic and diluted	$(2.16)

The accompanying notes are an integral part of these financial statements.

FALCON CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from June 5, 2020 (inception) through December 31, 2020

(Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 5, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to initial stockholder at approximately $0.0001 per share	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial public offering, less fair value of public warrants	34,500,000	3,450	-	-	329,471,550	-	329,475,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,608,160)	-	(18,608,160)
Class A common stock subject to possible redemption	(28,851,640)	(2,885)	-	-	(288,513,515)	-	(288,516,400)
Net loss	-	-	-	-	-	(17,375,434)	(17,375,434)

Balance, December 31, 2020	5,648,360	$565	8,625,000	$863	$22,374,012	$(17,375,434)	$5,000,006

The accompanying notes are an integral part of these financial statements.

FALCON CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from June 5, 2020 (inception) through December 31, 2020

(Restated)

Cash flows from operating activities:
Net loss	$(17,375,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liability	16,260,669
Warrant issuance transaction costs	889,980
Trust income reinvested in Trust Account	(82,119)
Changes in operating assets and liabilities:
Prepaid expenses	(366,500)
Accounts payable and accrued expenses	292,647
Net cash used in operating activities	(380,757)

Cash flows from investing activities:
Principal deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	8,900,000
Proceeds from sale of units in initial public offering	345,000,000
Payment of underwriters’ discount	(6,900,000)
Payment of offering costs	(498,140)
Advances received from Promissory note	105,393
Repayment of advances received from Promissory note	(105,393)
Net cash provided by financing activities	346,501,860

Net increase in cash	1,121,103
Cash at beginning of period	-
Cash at end of period	$1,121,103

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$12,075,000
Warrant liabilities in connection with initial public offering and private placement	$26,857,668
Initial value of Class A common stock subject to possible redemption	$302,568,500
Changes in value of Class A common stock subjection to redemption	$(14,052,100)
Offering costs paid by sponsor in exchange for founder shares	$25,000

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

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 21, 2020. The Company consummated the Public Offering on September 24, 2020, and, simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 5,933,334 warrants in a private placement (as described in Note 5) for a total purchase price of approximately $8,900,000. The closing of the Public Offering included an exercise (4,500,000 units) of the over-allotment option granted to the underwriters in full.

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

Liquidity

As of December 31, 2020, the Company had $1,121,103 in its operating bank accounts, working capital of $1,194,956, and $82,119 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the completion of the Public Offering, the Company’s liquidity needs have been satisfied through an advance of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares and a $300,000 promissory note (the “Note”) issued to the Sponsor. The Company fully repaid the Note on September 28, 2020. Subsequent to the consummation of the Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

2. Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in August 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 24, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 24, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

On May 4, 2021, the Company’s management and the Audit Committee concluded that, in light of the SEC Staff Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of September 24, 2020 included in the Company’s Current Report on Form 8-K filed September 30, 2020, (ii) the unaudited interim financial statements as of, and for the three months ended September 30, 2020 and the period from June 5, 2020 (inception) through September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from June 5, 2020 (inception) through December 31, 2020 included in the Company’s Annual Report should no longer be relied upon and that it is appropriate to restate the Annual Report.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$346,569,722	$-	$346,569,722

Liabilities, redeemable non-controlling interest, and stockholders’ equity
Total current liabilities	292,647		292,647
Deferred underwriting commissions	12,075,000		12,075,000
Derivative warrant liabilities	-	40,685,669	40,685,669
Total liabilities	12,367,647	40,685,669	53,053,316
Class A common stock, $0.0001 par value; shares subject to possible redemption	329,202,070	(40,685,670)	288,516,400
Stockholders’ equity
Preferred stock 0 $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	158	407	565
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	5,223,769	17,150,243	22,374,012
Accumulated deficit	(224,785)	(17,150,649)	(17,375,434)
Total stockholders’ equity	5,000,005	1	5,000,006
Total liabilities and stockholders’ equity	$346,569,722	$-	$346,569,722

	Period from June 5, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(306,904)	$-	$(306,904)
Other income (expense):
Warrant issuance transaction costs	-	(889,980)	(889,980)
Change in fair value of derivative warrant liabilities	-	(16,260,669)	(16,260,669)
Interest earned on Trust Account	82,119	-	82,119
Total other income (expense)	82,119	(17,150,649)	(17,068,530)
Loss before provision for income taxes	(224,785)	(17,150,649)	(17,375,434)
Provision for income taxes	-	-	-
Net loss	$(224,785)	$(17,150,649)	$(17,375,434)

Weighted average shares outstanding of Class A common stock	34,500,000	-	34,500,000
Net income per share of common stock, Class A - basic and diluted	$-	-	$-

Weighted average shares outstanding of Class B common stock	8,030,048	-	8,030,048
Net loss per share of common stock, Class B - basic and diluted	$(0.03)		$(2.16)

	Period from June 5, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(224,785)	$(17,150,649)	$(17,375,434)
Adjustment to reconcile net loss to net cash used in operating activities	(155,972)	17,150,649	16,994,677
Net cash used in operating activities	(380,757)	-	(380,757)
Net cash used in investing activities	(345,000,000)	-	(345,000,000)
Net cash provided by financing activities	346,501,860	-	346,501,860
Net change in cash	$1,121,103	$-	$1,121,103

The impact to the balance sheet dated September 24, 2020, filed on Form 8-K on September 30, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $26,857,668 increase to the warrant liabilities line item on September 24, 2020 and a decrease to the Class A common stock subject to redemption mezzanine equity line item.

Impact of the Restatement on Quarterly Financial Statements (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$346,748,913	$-	$346,748,913

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	324,077		324,077
Deferred underwriting commissions	12,075,000		12,075,000
Derivative warrant liabilities	-	28,942,335	28,942,335
Total liabilities	12,399,077	28,942,335	41,341,412
Class A common stock, $0.0001 par value; shares subject to possible redemption	329,349,830	(28,942,330)	300,407,500
Stockholders’ equity
Preferred stock 0 $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	157	289	446
Class B common stock - $0.0001 par value	863	-	863
Additional paid-in-capital	5,076,010	5,407,021	10,483,031
Accumulated deficit	(77,024)	(5,407,315)	(5,484,339)
Total stockholders’ equity	5,000,006	(5)	5,000,001
Total liabilities and stockholders’ equity	$346,748,913	$-	$346,748,913

	Period from June 5, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(78,788)	$-	$(78,788)
Other income (expense):
Warrant issuance costs	-	(889,980)	(889,980)
Change in fair value of derivative warrant liabilities	-	(4,517,335)	(4,517,335)
Interest earned on Trust Account	1,764	-	1,764
Total other income (expense)	1,764	(5,407,315)	(5,405,551)
Loss before provision for income taxes	(77,024)	(5,407,315)	(5,484,339)
Provision for income taxes	-	-	-
Net loss	$(77,024)	$(5,407,315)	$(5,484,339)

Weighted average shares outstanding of Class A common stock	34,500,000	-	34,500,000
Net income per share of common stock, Class A - basic and diluted	$-	-	$-

Weighted average shares outstanding of Class B common stock	8,625,000	-	8,625,000
Net loss per share of common stock, Class B - basic and diluted	$(0.01)		$(0.64)

	Period from June 5, 2020 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(77,024)	$(5,407,315)	$(5,484,339)
Adjustment to reconcile net loss to net cash used in operating activities	32,842	5,407,315	5,440,157
Net cash used in operating activities	(44,182)	-	(44,182)
Net cash used in investing activities	(345,000,000)	-	(345,000,000)
Net cash provided by financing activities	346,503,715	-	346,503,715
Net change in cash	$1,459,533	$-	$1,459,533

3. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods, are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s statement of operations includes a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock for the period from June 5, 2020 (inception) through December 31, 2020, is calculated by dividing the interest income earned on the Trust Account of $82,119, net of franchise taxes of $82,119, and income taxes of nil by the weighted average number of Class A redeemable common stock since issuance. Net loss per share, basic and diluted for Class B common stock for the period from June 5, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of $201,897, warrant issuance transaction costs of $889,980, change in fair value of derivative warrant liabilities of $16,260,669 and franchise taxes of $22,889, resulting in a net loss of approximately $17,375,434, by the weighted average number of Class B common stock outstanding for the period.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 90 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $18,608,160 as of December 31, 2020, net of $889,980 in warrant issuance transaction cost of which was expensed, consist principally of legal and accounting fees incurred through the balance sheet date that were charged to stockholders’ equity upon completion of the Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 11,500,000 Public Warrants (as defined below) and 5,933,334 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Accordingly, at December 31, 2020, 28,851,640 shares of the 34,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering

On September 24, 2020, the Company sold 34,500,000 units at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one share of Class A common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one-third of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”). The closing of the Public Offering included an exercise in full of the overallotment option granted to the underwriters.

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

5. Related Party Transactions

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

Private Placement Warrants

The Sponsor purchased from the Company 5,933,334 warrants at a price of $1.50 per warrant (an aggregate purchase price of $8,900,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

Administrative Services

The Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. The administrative services fee commenced on September 25, 2020. For the period from June 5, 2020 (inception) through December 31, 2020, the Company incurred and paid $48,000 and $60,000, respectively, under this agreement. As of December 31, 2020, $12,000 is included in prepaid expenses in the accompanying balance sheet. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

6. Fair Value Measurements

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such warrants since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $16,260,669 presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account\—U.S. Treasury Securities (1)	$345,087,325	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants (restated)	$24,725,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants (restated)	$—	$—	$15,960,669

(1)	Excludes $943 of cash balance held within the Trust Account.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.81	$10.54
Volatility for public warrants	22.50%	N/A %
Volatility for private warrants	27.70%	30.30%
Term	5.50	5.50
Risk-free rate	0.32%	0.43%
Dividend yield	-%	-%

The change in the fair value of the Level 3 derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Level 3 Derivative warrant liabilities at June 5, 2020 (inception)	$-
Issuance of Public and Private Warrants	26,857,668
Change in fair value of derivative warrant liabilities	13,828,001
Transfer of public warrant liability to Level 1(1)	(24,725,000)

Level 3 Derivative warrant liabilities at December 31, 2020	$15,960,669

(1)	Due to the use of quoted prices in an active market for Public Warrants as of December 31, 2020, the Company had transfers out of Level 3 to Level 1 amounting to $24,725,000 as of December 31, 2020. The Company deems the transfer between levels to have occurred at the end of the period.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding of which 28,851,640 were classified outside of permanent equity.

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

8. Commitments and Contingencies

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

Contingent Liability

In connection with the agreement and plan of merger with Sharecare, Inc. (see note 9), the Company is contingently liable for merger and acquisition legal fees of $3,442,381. The merger and acquisition legal fees will be due and payable from the amounts held in the Trust Account solely in the event that the Company completes the business combination with Sharecare.

9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness5 in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness6, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

[5]	Company and Withum to confirm

[6]	Company and Withum to confirm

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). In connection with this Amendment and based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 12, 2021, by and among Falcon Capital Acquisition Corp., FCAC Merger Sub Inc., Sharecare, Inc. and Colin Daniel, solely in his capacity as representative of the stockholders of Sharecare, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-253113), filed with the SEC on February 16, 2021).
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
3.2	By Laws (Incorporated by reference to Exhibit 3.5 to the Company’s Form S-1 Registration Statement (File No. 333-248590), filed with the SEC on September 3, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248590), filed with the SEC on September 3, 2020).
4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248590), filed with the SEC on September 3, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-248590), filed with the SEC on September 3, 2020).
4.4	Warrant Agreement between Falcon Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
4.5	Description of Securities (Incorporated by reference to the Original Filing (File No. 001-39535), filed with the Securities and Exchange Commission on March 30, 2021).
10.1	Letter Agreement by and among Falcon Capital Acquisition Corp., its executive officers, its directors and Falcon Equity Investors LLC, dated as of September 21, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
10.2	Investment Management Trust Agreement between Falcon Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
10.3	Registration Rights Agreement among Falcon Capital Acquisition Corp., Falcon Equity Investors LLC and the holders signatory thereto, dated as of September 21, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).

10.4	Private Placement Purchase Agreement between Falcon Capital Acquisition Corp. and Falcon Equity Investors LLC, dated as of September 21, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
10.5	Administrative Services Agreement by and among Falcon Capital Acquisition Corp., Falcon Equity Investors LLC and Ariliam Group LLC, dated as of September 21, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on September 24, 2020).
10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 Registration Statement (File No. 333-248590), filed with the SEC on September 3, 2020).
10.7	Promissory Note, dated as of June 5, 2020 by Falcon Capital Acquisition Corp. in favor of Falcon Equity Investors LLC, in the amount of $300,000 (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-248590), filed with the SEC on September 3, 2020).
10.8	Securities Subscription Agreement by and among Falcon Capital Acquisition Corp. and Falcon Equity Investors LLC, dated June 5, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement (File No. 333-248590), filed with the SEC on September 3, 2020).
10.9	Form of Subscription Agreement, dated February 12, 2021, by and between Falcon Capital Acquisition Corp., and the undersigned subscriber party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-253113), filed with the SEC on February 16, 2021).
10.10	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-253113), filed with the SEC on February 16, 2021).
10.11	Form of Company Support Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on February 12, 2021).
10.12	Acquiror Support Agreement, dated as of February 12, 2021, by and among Falcon Equity Investors LLC, Falcon Capital Acquisition Corp. and Sharecare, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on February 12, 2021).
10.13	Sponsor Agreement, dated as of February 12, 2021, by and among Falcon Capital Acquisition Corp., Falcon Equity Investors LLC and Sharecare, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on February 12, 2021).
10.14	Form of Non-Redemption Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-39535), filed with the SEC on February 12, 2021).
24.1	Power of Attorney (included on signature pages herein).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2021
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

Name	Title	Date

/s/ Alan Mnuchin	Chief Executive Officer	May 11, 2021
Alan Mnuchin

/s/ Saif Rahman	Chief Financial Officer	May 11, 2021
Saif Rahman

/s/ Edgar Bronfman Jr.	Director	May 11, 2021
Edgar Bronfman Jr.

/s/ Karen Finerman	Director	May 11, 2021
Karen Finerman

/s/ Michael Ronen	Director	May 11, 2021
Michael Ronen

/s/ Jeff Sagansky	Director	May 11, 2021
Jeff Sagansky