Form 10-Q
period 2021-03-31
Falcon Capital Acquisition Corp.
filed 2021-05-26
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 26, 2021, there were 34,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 8,625,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Falcon Capital Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FALCON CAPITAL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS:
Current assets:
Cash	$325,151	$1,121,103
Prepaid expenses	296,806	366,500
Total current assets	621,957	1,487,603

Cash and investments held in Trust Account	345,042,590	345,082,119
Total Assets	$345,664,547	$346,569,722

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$226,250	$292,647
Total current liabilities	226,250	292,647

Warrant liabilities	31,712,669	40,685,669
Deferred underwriting compensation	12,075,000	12,075,000
Total Liabilities	44,013,919	53,053,316

Commitments and Contingencies

Class A common stock subject to possible redemption; 29,665,062 and 28,851,640 shares at redemption value of $10.00 per share at March 31, 2021 and December 31, 2020, respectively	296,650,620	288,516,400

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,834,938 and 5,648,360 shares issued and outstanding (excluding 29,665,062 and 28,851,640 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively.	483	565
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	14,239,874	22,374,012
Accumulated deficit	(9,241,212)	(17,375,434)
Total Stockholders' Equity	5,000,008	5,000,006
Total Liabilities and Stockholders' Equity	$345,664,547	$346,569,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FALCON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$862,274
Franchise tax expenses	41,983
Loss from operations	(904,257)
Other income:
Interest earned on Trust Account	65,479
Change in fair value of warrant liabilities	8,973,000
Income before provision for income taxes	8,134,222
Provision for income taxes	-
Net income	$8,134,222

Two Class Method:
Weighted average shares outstanding of Class A common stock	34,500,000

Net income per common stock, Class A - basic and diluted	$0.00

Weighted average shares outstanding of Class B common stock	8,625,000

Net income per common stock, Class B - basic and diluted	$0.94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FALCON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	5,648,360	$565	8,625,000	$863	$22,374,012	$(17,375,434)	$5,000,006
Class A common stock subject to possible redemption	(813,422)	(82)	-	-	(8,134,138)	-	(8,134,220)
Net income	-	-	-	-	-	8,134,222	8,134,222
Balance, March 31, 2021	4,834,938	$483	8,625,000	$863	$14,239,874	$(9,241,212)	$5,000,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FALCON CAPITAL ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash flows from operating activities:
Net income	$8,134,222
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,973,000)
Interest income earned in Trust Account	(65,479)
Changes in operating assets and liabilities:
Prepaid expenses	69,695
Accounts payable and accrued expenses	(66,397)
Net cash used in operating activities	(900,959)

Cash flows from investing activities:
Cash withdrawn from Trust account	105,007
Net cash provided by investing activities	105,007

Decrease in cash during period	(795,952)
Cash at beginning of period	1,121,103
Cash at end of period	$325,151

Supplemental disclosure of non-cash financing activities:
Change in value of Class A common stock subject to possible redemption	$8,134,220

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FALCON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE MONTHS ENDED MARCH 31, 2021

1. Organization and Business Operations

Incorporation

Falcon Capital Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on June 5, 2020.

Subsidiary

In connection with the proposed business combination with Sharecare, Inc., a Delaware corporation (“Sharecare”) and Colin Daniel, solely in his capacity as representative of the Sharecare stockholders (the “Stockholder Representative”), the Company formed a wholly-owned subsidiary, FCAC Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Sub did not have any activity as of March 31, 2021. The Company has neither engaged in any operations nor generated operating revenues to date.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on September 21, 2020. The Company consummated the Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of their over-allotment option in full (the “Units”), at $10.00 per Unit on September 24, 2020, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 5,933,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant. Upon the closing of the Public Offering and Private Placement, $345,000,000 from the net proceeds of the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

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

Business Combination

Merger Agreement

On February 10, 2021, the board of directors of the Company unanimously approved an agreement and plan of merger, dated February 12, 2021, by and among the Company, FCAC Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Sharecare, Inc. (“Sharecare”), and Colin Daniel, solely in his capacity as representative of the Sharecare stockholders (the “Stockholder Representative”) (as may be amended and/or restated from time to time, the “Merger Agreement”). If the Merger Agreement is adopted by the Company’s stockholders and the transactions under the Merger Agreement are consummated, Merger Sub will merge with and into Sharecare, after which the separate corporate existence of Merger Sub will cease and Sharecare will survive the merger as a wholly-owned subsidiary of the Company (the “Sharecare Merger”). In addition, in connection with the consummation of the Sharecare Merger, the Company will be renamed “Sharecare, Inc.” and is referred to herein as “New Sharecare” as of the time following such change of name.

Sharecare, Inc. is a leading digital healthcare company that helps members consolidate and manage various components of their health in one place, regardless of where they are on their health journey.

Under the Merger Agreement, holders of Sharecare’s equity interests are expected to receive $3.79 billion in aggregate consideration. At the effective time of the Sharecare Merger, Sharecare’s stockholders will have the right to receive consideration in the form of cash and shares of common stock of New Sharecare, subject to proration under certain circumstances specified in the Merger Agreement. In addition, under the Merger Agreement, at the effective time of the Sharecare Merger, (i) each option to purchase shares of the Sharecare common stock granted under any Sharecare group stock plan that is outstanding and unexercised immediately prior to the effective time, whether or not then vested or exercisable, will be assumed by New Sharecare and shall be converted into an option to purchase shares of New Sharecare, (ii) each holder of Sharecare options entitled to receive New Sharecare options will also receive an additional number of contingent stock options to acquire shares of New Sharecare common stock that will vest upon the earlier of the date set forth in the corresponding New Sharecare options and, in each case with respect to one half of the additional contingent stock options, the achievement of the Earnout Conditions (as defined below), and (iii) each warrant to purchase shares of Sharecare capital stock will be converted into the right to receive a number of shares of New Sharecare common stock, in each case as further described under the Merger Agreement.

Subscription Agreements

The Company entered into subscription agreements (the “Subscription Agreements”), each dated as of February 12, 2021, with certain investors (the “PIPE Investors”), pursuant to which, among other things, we agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 42,500,000 shares of FCAC Class A common stock, par value $0.0001 per share (the “FCAC Class A common stock”) for a purchase price of $10.00 per share. In connection with the Closing, all of the issued and outstanding shares of FCAC Class A common stock, including the shares of FCAC Class A common stock issued to the PIPE Investors, will be exchanged, on a one-for-one basis, for shares of New Sharecare common stock.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Subscription Agreement, a copy of which was filed as Exhibit 10.9 to our Annual Report on Form 10-K/A and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.

Acquiror Support Agreement

In connection with the execution of the Merger Agreement, our Sponsor, the Company and Sharecare entered into an Agreement (the “Acquiror Support Agreement”), pursuant to which the Sponsor agreed to vote all shares of FCAC beneficially owned by it in favor of each of the proposals at the special meeting and to vote against any transaction or proposal that would reasonably be expected to result in the failure of the Business Combination from being consummated.

The Sponsor also agreed that it would not (a) sell, assign, transfer (including by operation of law), create any lien or pledge, dispose of or otherwise encumber any of our shares beneficially owned by it, (b) deposit any such shares into a voting trust or enter into a voting agreement or grant any proxy or power of attorney with respect thereto that is inconsistent with the Merger Agreement or (c) enter into any contract, option or other arrangement requiring the direct acquisition or sale, assignment, transfer or other disposition of any such shares.

In addition, our Sponsor agreed not to solicit, initiate or knowingly encourage any transaction in violation of the Merger Agreement or participate in any discussions or negotiations regarding any information with the intent to any unsolicited proposal that constitutes, or any reasonably be expected to lead to, a business combination proposal or other transaction in violation of the Merger Agreement.

The foregoing description of the Acquiror Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Acquiror Support Agreement, a copy of which was filed as Exhibit 10.12 to our Annual Report on Form 10-K/A and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.

7

Sharecare Support Agreements

In connection with the execution of the Merger Agreement, certain Sharecare securityholders (the “Sharecare Supporting Securityholders”) entered into a support agreement with the Company and Sharecare (the “Support Agreement”). Under the Support Agreement, each Sharecare Supporting Securityholder agreed, as promptly as reasonably practicable (and in any event within five business days) following the SEC declaring the proxy statement/prospectus relating to the approval by our securityholders of the Business Combination effective, to execute and deliver a written consent with respect to the outstanding securities of (i) Sharecare common stock and preferred stock and (ii) securities convertible into or exercisable or exchangeable for Sharecare capital stock, held by such Sharecare Supporting Securityholder adopting the Merger Agreement and approving the Business Combination. In addition, each Sharecare Supporting Securityholder agreed to voluntarily convert any convertible notes it owns into the applicable series of preferred stock in connection with the Business Combination and agreed that any warrants it owns would convert into New Sharecare common stock in connection with the Business Combination.

The shares of Sharecare common stock and preferred stock and such convertible securities that are owned by the Sharecare supporting securityholders and subject to the Support Agreements represent approximately 66.8% of the outstanding voting power of Sharecare common stock, preferred stock and securities (on an as converted basis).

The Support Agreements prohibit the Sharecare Supporting Securityholders from engaging in activities that have the effect of soliciting a competing acquisition proposal. In addition, the Support Agreements restrict the transfer of shares covered by the Support Agreements.

The foregoing description of the Support Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Support Agreement, a copy of which was filed as Exhibit 10.11 to our Annual Report on Form 10-K and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.

Non-Redemption Agreements

In connection with the execution of the Merger Agreement, the Company entered into non-redemption agreements (the “Non-Redemption Agreements”) with certain holders of Class A common stock, pursuant to which such holders agreed not to exercise their redemption rights in connection with the Business Combination. The aggregate number of shares of our Class A common stock subject to the Non-Redemption Agreements is 4,197,245, which represents $41,972,450 of otherwise exercisable redemption rights.

The foregoing description of the Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Non-Redemption Agreement, a copy of which was filed as Exhibit 10.14 to our Annual Report on Form 10-K and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.

Sponsor Agreement

In connection with the execution of the Merger Agreement, the Sponsor entered into a sponsor agreement (the “Sponsor Agreement”) with Sharecare and us, pursuant to which our Sponsor agreed, subject to the consummation of the Business Combination, that the shares of our Class B common stock beneficially owned by it shall convert into our Class A common stock at the initial conversion ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and that the Sponsor waives any additional anti-dilution adjustments to which it would otherwise be entitled pursuant to Section 4.3(b)(ii) of our certificate of incorporation.

The Sponsor Agreement provides that the Sponsor will not redeem any shares of our Class B common stock (or any shares of our Class A common stock received upon conversion of shares of our Class B common stock) that it owns in connection with the Business Combination and will not commence or participate in and take all actions necessary to opt out of any class in any class action with respect to any claim, derivative or otherwise, against us, Sharecare, any affiliate or designee of the Sponsor acting in his or her capacity as director, or any of their respective successors and assigns relating to the negotiation, execution or delivery of the Sponsor Agreement, the Merger Agreement or the consummation of the transactions contemplated in such agreements.

Our Sponsor also agreed that, at the Closing, it would deposit the Earnout Shares into the earnout escrow account and it would agree to cancel 1,284,750 shares of our Class B common stock and to transfer to a charitable foundation designated by the Company to advance its charitable objectives 428,250 shares of our Class B common stock.

8

The foregoing description of the Sponsor Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Agreement, a copy of which was filed as Exhibit 10.13 to our Annual Report on Form 10-K and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.

Additional information regarding Sharecare, the Sharecare Merger and the transactions is available in the preliminary proxy statement/prospectus filed with the SEC on February 16, 2021.

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods ended March 31, 2021. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period and should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on May 11, 2021.

Liquidity and Capital Resources

On September 24, 2020 the Company consummated a $345,000,000 Public Offering consisting of 34,500,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-third of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated an approximately $8,900,000 private placement (“Private Placement”) of an aggregate of 5,933,334 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2020, $345,000,000 in proceeds (including $12,075,000 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The remaining $9,005,393 held outside of the Trust Account was used to pay underwriting commissions of $6,900,000 and deferred offering and formation costs.

As of March 31, 2021 the Company had an unrestricted cash balance of $325,151 as well as cash and investments held in the Trust Account of $345,042,590. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement of 11,500,000 and 5,933,334, respectively, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common stock is the same as basic net income per common share for the period presented.

The Company’s unaudited consolidated statement of operations includes a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per common share for basic and diluted Class A common stock for the three months ended March 31, 2021 is calculated by dividing the interest income earned on the Trust Account of $65,479 net of franchise taxes of $41,983, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the income from change in fair value of warrant liabilities of $8,973,000 offset by general and administration expenses of $862,274 and franchise taxes of $0, resulting in a net income of $8,110,726, by the weighted average number of Class B common stock outstanding for the period.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

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

Accordingly, at March 31, 2021 and December 31, 2020, 29,665,062 and 28,851,640, respectively of the 34,500,000 shares of Class A common stock subject to possible redemption included in the Units were classified as temporary equity, outside of the stockholders’ equity section on the Company’s consolidated balance sheet, at approximately $10.00 per share.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $18,608,160 as of March 31, 2021, net of $889,980 in warrant issuance cost which was expensed in 2020, consist principally of legal and accounting fees incurred through the balance sheet date that were charged to stockholders’ equity upon completion of the Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax asset of $1,701,187 and valuation allowance of $1,701,187. As of December 31, 2020, the Company had deferred tax asset of $3,648,841 and valuation allowance of $3,648,841. The deferred tax asset was primarily the result of net operation loss carryforwards.

There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of $0.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Fair Value Measurements

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such warrants since November 2020 when the warrants began separately trading. For the period ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an decrease in the fair value of liabilities of $8.9 million presented as change in fair value of warrant liabilities in the accompanying unaudited consolidated statement of operations.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account (1)	1	$345,041,662	$345,081,176
Liabilities:
Warrant liabilities - Public	1	$17,710,000	$24,725,000
Warrant liabilities - Private	3	$14,002,669	$15,960,669

(1)	Excludes $928 and $943 of cash balance held within the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021. During the three month period ended March 31, 2021, the Company withdrew $105,007 from the Trust Account for working capital and to pay franchise taxes.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.97	$10.54
Volatility for private warrants	30.4%	30.3%
Term	5.50	5.50
Risk-free rate	0.96%	0.43%
Dividend yield	-%	-%

The change in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 warrant liabilities at December 31, 2020	$15,960,669
Change in fair value of warrant liabilities	(1,958,000)
Level 3 warrant liabilities at March 31, 2021	$14,002,669

4. Public Offering

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

5. Related Party Transactions

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

On August 26, 2020, the Sponsor transferred 20,000 Founder Shares to each of three directors of the Company, resulting in the Sponsor holding 8,565,000 Founder Shares.

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

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2020 or the completion of the Public Offering. As of March 31, 2021, borrowings on the Note totaling $105,393 were repaid in full and accordingly, as of March 31, 2021, there was no amount outstanding under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. The administrative services fee commenced on September 25, 2020. For the three months ended March 31, 2021, the Company incurred $45,000 in administrative services expenses under the arrangement.

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

6. Commitments and Contingencies

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s, or its target’s, financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contingent Liability

In connection with the agreement and plan of merger with Sharecare, Inc. (see note 1), the Company is contingently liable for merger and acquisition legal fees of $3,873,280. The merger and acquisition legal fees will be due and payable from the amounts held in the Trust Account solely in the event that the Company completes the business combination with Sharecare.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding of which, 29,665,062 and 28,851,640, respectively, were classified outside of permanent equity.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

8. Warrants

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

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem its outstanding Warrants in whole and not in part, for the number of shares of Class A common stock determined by reference to the table set forth in the Company’s prospectus relating to the Public Offering based on the redemption date and the “fair market value” of the Class A Common Stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Warrants, as described above and if, and only if, there is an effective registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. The “fair market value” of the shares of Class A Common Stock is the average last reported sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

9. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 26, 2021, the date the unaudited consolidated financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited consolidated financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.

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

For the three months ended March 31, 2021, we had a net income of $8,113,622. The income for the three months ended March 31, 2021 relates to earnings on the Trust Account assets of $65,479 plus income from change in fair value of warrant liabilities of $8,973,000 offset by general and administrative and business combination costs of $882,874, and franchise tax expense of $41,983.

Agreements for Business Combination

On February 12, 2021, we entered into the Merger Agreement with Merger Sub, Sharecare and the Stockholder Representative. If the Merger Agreement is adopted by the Company’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into Sharecare, with the separate corporate existence of Merger Sub ceasing and Sharecare surviving the merger as a wholly-owned subsidiary of the Company. In addition, in connection with and following the consummation of the Sharecare Merger, the Company will be renamed “Sharecare, Inc.” and is referred to herein as “New Sharecare” as of the time following such change of name.

Sharecare, Inc. is a leading digital healthcare company that helps members consolidate and manage various components of their health in one place, regardless of where they are on their health journey.

The aggregate value of the consideration paid in respect of Sharecare is approximately $3.79 billion. Sharecare stockholders (other than holders of Sharecare Series D Preferred Stock) will receive consideration in the form of cash and shares of common stock of New Sharecare. A Sharecare stockholder will be deemed to have made a proper election to receive cash (A) if such Sharecare stockholder holds a number of shares of Sharecare common stock that represents 7.75% or more of such holder’s Aggregate Equity, with respect to a number of shares of Sharecare common stock equal to 7.75% of such holder’s Aggregate Equity, and (B) if such Sharecare common stock holds a number of shares of Sharecare common stock that represents less than 7.75% of such holder’s Aggregate Equity, with respect to all of such holder’s Sharecare common stock, an amount in cash for such cash electing share, without interest, equal to the Per Share Merger Consideration Value, subject to proration if the aggregate cash consideration to satisfy all deemed cash elections exceeds the Cash Consideration. The Cash Consideration is anticipated to be equal to the lesser of (i) (A) the proceeds available from the Trust Account established in connection with the Company’s initial public offering, after giving effect to any and all redemptions of public shares and the payment of transaction expenses and indebtedness, plus (B) the funds received by the Company in the Private Placement, plus (C) the amount of cash and cash equivalents of Sharecare (less, if the Strategic Financing is consummated prior to the Closing, the amount of proceeds of the Strategic Financing) determined in accordance with GAAP as of 11:59 p.m. Eastern Time on the day prior to the Closing Date, minus (D) the Transaction Bonuses, minus (E) $401.0 million; and (ii) solely to the extent reasonably necessary, based on the written advice of the Company’s nationally recognized tax counsel, to qualify either (A) the Sharecare Merger as a reorganization under Section 368(a) of the Internal Revenue Code of 1986 or (B) the Sharecare Merger and the contributions by the equity investors of cash to the Company in exchange for the Company’s common stock through the Equity Financing pursuant to, and in accordance with the terms of the Merger Agreement and the Subscription Agreements, together as an integrated transaction described under Section 351 of the Internal Revenue Code of 1986, such amount designated by Sharecare to the Company not less than three days prior to the Closing (provided that under no circumstances shall the Cash Consideration be less than $0). Cash Consideration is calculated in this manner in order to ensure that, after satisfying the Company’s redemption obligations, paying transaction expenses and indebtedness, $401.0 million in cash is first retained on the balance sheet of New Sharecare before any cash is used to fund cash consideration to Sharecare stockholders. Although Sharecare currently has sufficient liquidity to fund its future operations, the Balance Sheet Threshold was mutually agreed upon between the Company and Sharecare based upon, among other things, considerations such as the amount of cash liquidity reasonably necessary to fund growth initiatives, support marketing efforts, provide additional working capital and for general corporate purposes. If the Balance Sheet Threshold is not satisfied, all consideration to Sharecare stockholders will be in the form of shares of common stock of New Sharecare. If the Cash Consideration exceeds the aggregate amount of cash which the Sharecare stockholders elect to receive, the amount of such excess shall remain at Sharecare. Holders of the Sharecare Series D Preferred Stock will receive shares of New Sharecare Series A Preferred Stock as consideration.

It is estimated that Cash Consideration will be approximately $275 million if there are no redemptions and $0 if maximum redemptions occur while still permitting the Company to satisfy its closing conditions. At the effective time of the Sharecare Merger, the stock consideration to be issued to the then current holders of stock in Sharecare will be in the form of common stock of New Sharecare.

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

Subject to certain exceptions, at the effective time, each Sharecare warrant that is issued and outstanding immediately prior to the effective time and not expired or terminated pursuant to its terms, and held by a Specified Warrantholder, by virtue of the Sharecare Merger and without any action on the part of New Sharecare, Sharecare or the holder of any such Sharecare warrant, will be converted into the right to receive a number of shares of New Sharecare common stock equal to (i) the Per Share Merger Consideration, multiplied by (ii) the number of shares of Sharecare capital stock issuable upon the exercise of such Sharecare warrant on a net exercise basis, less applicable taxes required to be withheld with respect to such payment. For the avoidance of doubt, any Sharecare warrant which has a per share exercise price that is greater than or equal to the Per Share Merger Consideration Value shall be cancelled at the effective time for no consideration or payment. As of the effective time, all Sharecare warrants shall no longer be outstanding and each former holder of a Sharecare warrant shall cease to have any rights with respect to such warrant. (except as described in the following sentence). Notwithstanding the foregoing, as of the effective time, by virtue of the Sharecare Merger and without any action on the part of New Sharecare, Sharecare or the parties thereto, New Sharecare shall assume (i) certain contractual arrangements with Sharecare customers and other parties that provide for the issuance of Sharecare warrants upon achievement of certain milestones and (ii) certain unvested warrants to purchase Sharecare capital stock and other Sharecare warrants held by holders that are not Specified Warrantholders.

The Sharecare Merger also calls for additional agreements, including, among others, the Subscription Agreements, Registration Rights Agreement, Sponsor Agreement, Non-Redemption Agreements, Sharecare Support Agreements and Acquiror Support Agreement as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on February 16, 2021.

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

As of March 31, 2021, we had an unrestricted cash balance of $325,151 as well as cash and investments held in the Trust Account of $345,042,590. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Investments Held in Trust

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held unaudited consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement of 11,500,000 and 5,933,334, respectively, since the average market price of the Company’s Class A common stock for the three months ended March 31, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common stock is the same as basic net income per common share for the period presented.

The Company’s unaudited consolidated statement of operations include a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per common share for basic and diluted Class A common stock for the three months ended March 31, 2021 is calculated by dividing the interest income earned on the Trust Account of $65,479 net of franchise taxes of $41,983, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period.. Net income per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the income from change in fair value of warrant liabilities of $8,973,000 offset by general and administration expenses of $862,274 and franchise taxes of $0, resulting in a net income of $8,110,726, by the weighted average number of Class B common stock outstanding for the period.

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

As of March 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in money market funds. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Warrant Liabilities

We account for the warrants issued in connection with the Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangements as of March 31, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as set for below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,933,334 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

FALCON CAPITAL ACQUISITION CORP.

Date: May 26, 2021	By:	/s/ Alan G. Mnuchin
Name: Alan G. Mnuchin
Title: Chief Executive Officer
(Principal Executive Officer)