Form 10-Q
period 2021-06-30
Sharecare, Inc.
filed 2021-08-11
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-39243

Sharecare, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1365053
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

255 East Paces Ferry Road NE, Suite 700 Atlanta, Georgia	30305
(Address of Principal Executive Offices)	(Zip Code)
(404)
671-4000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SHCR	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	SHCRW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐
No  ☒
As of August 1, 2021, there
were 333,875,179
shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
On July 1, 2021, subsequent to the fiscal quarter ended June 30, 2021, Falcon Capital Acquisition Corp., our predecessor and a Delaware corporation (“FCAC”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), with Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), FCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FCAC (“Merger Sub”), and the stockholder representative.
Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of the Company (as defined below). In addition, in connection with the consummation of the Business Combination, FCAC changed its name to “Sharecare, Inc.” (“New Sharecare” or the “Company”), with New Sharecare as the successor entity to FCAC per Rule
12g-3(a)
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Unless stated otherwise, this report contains information about FCAC before the Business Combination. References to the “Company,” “our,” “us” or “we” in this report refer to FCAC before the consummation of the Business Combination or New Sharecare after the Business Combination, as the context suggests.
Except as otherwise expressly provided herein, the information in this Quarterly Report on Form
10-Q
does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

Sharecare, Inc.
(successor to Falcon Capital Acquisition Corp.)
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 5, 2020 (inception) to June 30, 2020	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period June 5, 2020 (inception) to June 30, 2020	3

	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 5, 2020 (inception) to June 30, 2020	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	22

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SHARECARE, INC.
(successor to Falcon Capital Acquisition Corp.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash	$13,741	$1,121,103
Prepaid expenses	204,556	366,500

Total current assets	218,297	1,487,603

Cash and investments held in Trust Account	345,008,297	345,082,119

Total Assets	$345,226,594	$346,569,722

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$679,968	$292,647

Total current liabilities	679,968	292,647

Warrant liabilities	31,739,669	40,685,669
Deferred underwriting compensation	12,075,000	12,075,000

Total Liabilities	44,494,637	53,053,316

Commitments and Contingencies

Class A common stock subject to possible redemption; 29,573,195 and 28,851,640 shares at redemption value of $10.00 per share at June 30, 2021 and December 31, 2020, respectively	295,731,950	288,516,400

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,926,805 and 5,648,360 shares issued and outstanding (excluding 29,573,195 and 28,851,640 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively.	493	565
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	15,158,534	22,374,012
Accumulated deficit	(10,159,883)	(17,375,434)

Total Stockholders’ Equity	5,000,007	5,000,006

Total Liabilities and Stockholders’ Equity	$345,226,594	$346,569,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENT
S
 OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021	For the period from June 5, 2020 (inception) through June 30, 2020
	2021	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)

General and administrative expenses	$878,369	$1,740,643	$683
Franchise tax expenses	21,621	63,604	—
Loss from operations	(899,990)	(1,804,247)	(683)
Other income:
Interest earned on Trust Account	8,319	73,798	—
Change in fair value of warrant liabilities	(27,000)	8,946,000	—
Income (loss) before provision for income taxes	(918,671)	7,215,551	(683)
Provision for income taxes	—	—	—
Net income (loss)	$(918,671)	$7,215,551	$(683)

Two Class Method:
Weighted average number of Class A common stock outstanding	34,500,000	34,500,000	—

Net income per share, Class A common stock—basic and diluted	$0.00	$0.00	$—

Weighted average number of Class B common stock outstanding	8,625,000	8,625,000	7,500,000

Net income (loss) per share, Class B common stock—basic and diluted	$(0.10)	$0.84	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARECARE, INC.
(successor to Falcon Capital Acquisition Corp.)
CONSOLIDATED STATEMENT
S
OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three and six months ended June 30, 2021
	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	5,648,360	$565	8,625,000	$863	$22,374,012	$(17,375,434)	$5,000,006
Change in value of Class A common stock subject to possible redemption	(813,422)	(82)	—	—	(8,134,138)	—	(8,134,220)
Net income	—	—	—	—	—	8,134,222	8,134,222

Balance, March 31, 2021 (unaudited)	4,834,938	483	8,625,000	863	14,239,874	(9,241,212)	5,000,008
Change in value of Class A common stock subject to possible redemption	91,867	10	—	—	918,660	—	918,670
Net loss	—	—	—	—	—	(918,671)	(918,671)

Balance, June 30, 2021 (unaudited)	4,926,805	$493	8,625,000	$863	$15,158,534	$(10,159,883)	$5,000,007

	For the period from June 5, 2020 (inception) through June 30, 2020
	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, June 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at approximately $0.003 per share (1)	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(683)	(683)

Balance, June 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(683)	$24,317

(1)
This number included an aggregate of 1,125,000 shares of Class B common stocks that could have been forfeited by the initial stockholder depending on the exercise of the underwriters’ over-allotment option. As a result of the underwriter’s election to fully exercise their over-allotment, no shares of Class B common stocks were forfeited.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARECARE, INC.
(successor to Falcon Capital Acquisition Corp.)
CONSOLIDATED STATEMENT
S
 OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2021	For the period from June 5, 2020 (inception) to June 30, 2020
Cash flows from operating activities:
Net income (loss)	$7,215,551	$(683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(8,946,000)	—
Interest income reinvested in Trust Account	(73,798)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	161,944	—
Accounts payable and accrued expenses	387,321	683

Net cash used in operating activities	(1,254,982)	—

Cash flows from investing activities:
Cash withdrawn from Trust account for tax obligations	147,620	—

Net cash provided by investing activities	147,620	—

Decrease in cash during period	(1,107,362)	—
Cash at beginning of period	1,121,103	—

Cash at end of period	$13,741	$—

Supplemental disclosure of non-cash financing activities:
Changes in value of Class A common stock subject to possible redemption	$7,215,550	$—
Offering costs paid by sponsor in exchange for founder shares	$—	$25,000
Deferred offering costs included in accrued expenses	$—	$15,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARECARE, INC.
(successor to Falcon Capital Acquisition Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business

Operations
Incorporation
Falcon Capital Acquisition Corp., our predecessor (the “Company”) was incorporated as a Delaware corporation on June 5, 2020.
Subsidiary
In connection with the Business Combination with Sharecare, Inc., a Delaware corporation (“New Sharecare”) and the stockholder representative, the Company formed a wholly-owned subsidiary, FCAC Merger Sub Inc., a Delaware corporation (“Merger Sub”). The Merger Sub did not have any activity as of June 30, 2021. The Company has neither engaged in any operations nor generated operating revenues to date.
Sponsor
The Company’s sponsor is Falcon Equity Investors LLC, a Delaware limited liability company (the “Sponsor”).
Fiscal Year End
The Company has selected December 31 as its fiscal year end.
Business Purpose
The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses.
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

Business Combination
On July 1, 2021, Falcon Capital Acquisition Corp., the Company’s predecessor and a Delaware corporation (“FCAC”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), with Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), FCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FCAC (“Merger Sub”), and the stockholder representative. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of New Sharecare (as defined below). In connection with the consummation of the Business Combination, FCAC changed its name to “Sharecare, Inc.”
See the Company’s Current Report on Form
8-K
filed with the SEC on July 8, 2021 for additional information.
Private Placement
The Company entered into subscription agreements (the “Subscription Agreements”), each dated as of February 12, 2021, with certain investors (the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of up to 42,560,000 shares of FCAC Class A common stock, par value $0.0001 per share (the “FCAC Class A common stock”) for a purchase price of $10.00 per share (the “Private Placement”). The Private Placement closed immediately prior to the Business Combination on July 1, 2021. The shares of FCAC Class A common stock issued to the Investors became shares of New Sharecare Common Stock upon consummation of the Business Combination.
The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Subscription Agreement, a copy of which was filed as Exhibit 10.9 to our Annual Report on
Form 10-K/A
and as described elsewhere in the preliminary proxy statement/prospectus that we filed with the SEC on May 11, 2021.
See the Company’s Current Report on Form
8-K
filed with the SEC on July 8, 2021 for additional information regarding the Busines Combination and the Private Placement.
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
2. Significant Accounting Policies
Basis of Presentation
These unaudited consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods ended June 30, 2021. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period and should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form
10-K/A
for the period ended December 31, 2020 filed with the SEC on May 11,
2021
.
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
As of June 30, 2021 the Company had an unrestricted cash balance of $13,741
,
a working capital deficiency of $461,671 and investments held in the Trust Account of
$345,008,297.
The Company’s working capital needs were satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account was withdrawn to pay taxes. Upon the completion of the Business Combination with Sharecare Inc. on July 1, 2021, the
Company received $630,069 from the Trust Account for closing costs advanced by the Company. In addition, all other closing costs were settled and the funds were released from the Trust Account pursuant to the Merger
Agreement. For additional details on the Business Combination with Sharecare, including the Private Placement for $425.6 million, please see Note 1—Business Combination.
Net Income (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement of 11,500,000 and 5,933,334, respectively, since the average market price of the Company’s Class A common stock for the three and six
months ended June 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common stock is the same as basic net income per common share for the period
s
presented.
The Company’s unaudited consolidated statements of operations includes a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per common share for basic and diluted Class A common stock for the three months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $8,319 net of franchise taxes of $8,319, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share for basic and diluted Class A common stock for the six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $73,798 net of franchise taxes of $63,604, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the three months ended June 30, 2021 is calculated by dividing the loss from change in fair value of warrant liabilities of $27,000, general and administration expenses of $878,369 and franchise taxes of $13,302, resulting in a net loss of $918,671, by the weighted average number of Class B common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the six months ended June 30, 2021 is calculated by dividing the gain from change in fair value of warrant liabilities of $8,946,000 offset by general and administration expenses of $1,740,643, resulting in a net income of $7,205,357, by the weighted average number of Class B common stock outstanding for the period. Net income per share, basic and diluted for Class B common stock for the period from June 5, 2020 (inception) through June 30, 2020 is calculated by dividing formation costs of $683, by the weighted average number of Class B common stock outstanding for the period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information bec
o
mes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.
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
Accordingly, at June 30, 2021 and December 31, 2020, 29,573,195 and 28,851,640, respectively of the 34,500,000 shares of Class A common stock subject to possible redemption included in the Units were classified as temporary equity, outside of the stockholders’ equity section on the Company’s consolidated balance sheet
s
, at approximately $10.00 per share.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs of $18,608,160 as of June 30, 2021, net of $889,980 in warrant issuance cost which was expensed in 2020, consist principally of legal and accounting fees incurred through the balance sheet date that were charged to stockholders’ equity upon completion of the Public Offering.
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

There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three and six months ended June 30, 2021 and the period from June 5, 2020 (inception) through December 31, 2020, the Company recorded income tax expense of $0.
Recent Accounting

Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the c
u
rrent models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
3.
Trust Account and Fair Value Measurements
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using the Black Scholes Option Price Model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black Scholes Option Price Model each measurement date. The fair value of Public Warrants issued in connection with the Public Offering have been measured based on the listed market price of such warrants since November 2020 when the warrants began separately trading. During the three months ended June 30, 2021, the Company recognized a loss resulting from an increase in the fair value of warrant liabilities of $27,000. For the the six months ended June 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of warrant liabilities of
$8.9
million presented as change in fair value of warrant liabilities in the accompanying unaudited consolidated statements of operations.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant liabilities—Public	1	$20,585,000	$24,725,000
Warrant liabilities—Private	3	$11,154,669	$15,960,669
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company withdrew
$42,613
and $147,620, respectively from the Trust Account for working capital to pay franchise taxes.
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black Scholes Option Price Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
As of December 31, 2020, investment securities in the Company’s Trust Account consisted of $345,081,176 in United States Treasury Bills and another $943 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
US Government Treasury Securities as of December 31, 2020 (1)	$345,081,176	$6,149	$345,087,325

Money market funds as of June 30, 2021	$345,008,297	—	$345,008,297

(1)	Maturity date March 25, 2021

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.28	$10.54
Volatility for private warrants	30.0%	30.3%
Term	5.00	5.50
Risk-free rate	0.87%	0.43%
Dividend yield	0%	0%
The change in the fair value of the Level 3 warrant liabilities for the three months ended June 30, 2021 is summarized as follows:

Level 3 warrant liabilities at December 31, 2020	$15,960,669
Change in fair value of warrant liabilities	(4,806,000)

Level 3 warrant liabilities at June 30, 2021	$11,154,669

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
The Private Placement Warrants (including the shares of common stock issuable u
p
on exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they are non-redeemable
for cash so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable for cash by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.
Sponsor Loans
The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2020 or the completion of the Public Offering. As of September 28, 2020, borrowings on the Note totaling
$105,393
were repaid in full and accordingly, as of June 30, 2021, there was no amount outstanding under the Note. As of June 30, 2021, the facility was no longer available.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed
 $15,000
per month. The administrative services fee commenced on September 25, 2020. For the three and six months ended June 30, 2021, the Company incurred

$45,000
and $90,000 in administrative services expenses under the
arrangement, respectively. As of June 30, 2021 and December 31, 2020, $12,000 is included in prepaid expenses in the accompanying consolidated balance sheets.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s, or its target’s, financial position, and results of its operations, the specific impact is not readily determinable as of the date of these unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contingent Liability
In connection with the Merger Agreement, the Company is contingently liable for merger and acquisition legal fees of approximately $4,000,000. The merger and acquisition legal fees were paid from the amounts held in the Trust Account on July 1, 2021, the Closing Date (see Note 1) of the Business Combination.
7. Stockholders’ Equity
Class
 A Common Stock
 - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding of which 29,573,195 and 28,851,640, respectively, were classified outside of permanent equity.
Class
 B Common Stock
 - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.
Preferred stock
 - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
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
The Company may call the

Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
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
9. Subsequent Events
On July 1, 2021, the Company completed the Business Combination and changed its name to Sharecare, Inc. In conjunction with the Business Combination, the holders of 19,864,030 shares of the FCAC’s common stock sold in the Public Offering exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate of approximately $198.6 million, which redemption occurred concurrent with the consummation of the Business Combination. The Company also completed the sale of 42,560,000 shares of Company common stock for $425.6 million in the Private Placement described in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form
10-Q
includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of our Annual Report on Form
10-K/A
filed with the SEC on May 11, 2021, our Quarterly Report on From
10-Q
filed with the SEC on May 26, 2021 and our Current Report on Form
8-K
filed with the SEC on July 8, 2021. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
Overview
We are a former blank check company incorporated on June 5, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our Public Offering (as defined below) on September 24, 2020 and completed the Business Combination on July 1, 2021.
Consummated Business Combination
On July 1, 2021, Falcon Capital Acquisition Corp., our predecessor and a Delaware corporation (“FCAC”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), with Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), FCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FCAC (“Merger Sub”), and the stockholder representative. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of New Sharecare (as defined below). In connection with the consummation of the Business Combination, FCAC changed its name to “Sharecare, Inc.” See our Current Report on Form
8-K
filed with the SEC on July 8, 2021 for additional information.
Results of Operations
We neither engaged in any significant business operations nor generated any revenues prior to the Business Combination. All activities prior to the Business Combination related to the Company’s formation and the initial public offering (the “Public Offering”).
For the three months ended June 30, 2021, we had a net loss of $918,671. The loss for the three months ended June 30, 2021 relates to earnings on the Trust Account assets of $8,319 offset by a non-cash loss from increase in fair value of warrant liabilities of $27,000, general and administrative and business combination costs of $878,369, and franchise tax expense of $21,621. For the six months ended June 30, 2021, we had a net income of $7,215,551. The income for the six months ended June 30, 2021 relates to earnings on the Trust Account assets of $73,798 plus non-cash gain of $8,946,000 from the change in fair value of warrant liabilities less general and administrative and business combination costs of $1,740,643, and franchise tax expense of $63,604.
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
As of June 30, 2021, we had an unrestricted cash balance of $13,741 as well as cash and investments held in the Trust Account of $345,008,297. Our working capital needs through June 30, 2021 were satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account was used to pay taxes.
Contractual Obligations
We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and secretarial, and administrative support services to the Company. We began incurring these fees on September 25, 2020 and continued to incur these fees monthly until the completion of the Business Combination.
In addition, we agreed to pay the underwriter a deferred fee of $0.35 per Unit, or 12,075,000 in the aggregate. The deferred fee was paid to the underwriter from the amounts held in the Trust Account upon closing of the Business Combination, subject to the terms of the underwriting agreement.
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
Investments Held in Trust
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
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
capital.

Net Income (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement of 11,500,000 and 5,933,334, respectively, since the average market price of the Company’s Class A common stock for the three and six months ended June 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common stock is the same as basic net income per common share for the periods presented.
The Company’s unaudited consolidated statements of operations include a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per common share for basic and diluted Class A common stock for the three months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $8,319 net of franchise taxes of $8,319, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share for basic and diluted Class A common stock for the three months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $8,319 net of franchise taxes of $8,319, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share for basic and diluted Class A common stock for the six months ended June 30, 2021 is calculated by dividing the interest income earned on the Trust Account of $73,798 net of franchise taxes of $63,604, and income taxes of nil by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the three months ended June 30, 2021 is calculated by dividing the loss from change in fair value of warrant liabilities of $27,000, general and administration expenses of $878,369 and franchise taxes of $13,302, resulting in a net loss of $918,671, by the weighted average number of Class B common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the six months ended June 30, 2021 is calculated by dividing the gain from change in fair value of warrant liabilities of $8,946,000 offset by general and administration expenses of $878,369 and franchise taxes of $13,302, resulting in a net loss of $918,671, by the weighted average number of Class B common stock outstanding for the period.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in money market funds. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Off-Balance
Sheet Arrangement
We did not have any
off-balance
sheet arrangements as of June 30, 2021 as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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

Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below. Management has implemented remediation steps to address the material weakness regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. The Company further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K/A
filed with the SEC on May 11, 2021, our Quarterly Report on From
10-Q
filed with the SEC on May 26, 2021 and our Current Report on Form
8-K
filed with the SEC on July 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K/A
filed with the SEC on May 11, 2021, our Quarterly Report on From
10-Q
filed with the SEC on May 26, 2021 and our Current Report on Form
8-K
filed with the SEC on July 8, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.
Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARECARE, INC.

Date: August 11, 2021	By:	/s/ Jeffrey Arnold
Name: Jeffrey Arnold
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Justin Ferrero
Name: Justin Ferrero
Title: President and Chief Financial Officer
(Principal Financial Officer)