Form 10-Q
period 2021-09-30
Sharecare, Inc.
filed 2021-11-10
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39535
SHARECARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1365053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 East Paces Ferry Road NE, Suite 700 Atlanta, Georgia	30305
(Address of Principal Executive Offices)	(Zip Code)
(404) 671-4000
(Registrant's telephone number, including area code)

N/A
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
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 10, 2021, there were 339,034,410 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2
	Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for each of the three month periods within the nine month periods ended September 30, 2021 and 2020 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

Part II. Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		44
i

Part I - Financial Information
Item 1. Financial Statements
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$325,915	$22,603
Accounts receivable, net (net of allowance for doubtful accounts of $5,712 and $5,707, respectively)	85,062	70,540
Other receivables	2,520	3,152
Prepaid expenses	10,056	3,876
Other current assets	2,502	1,521
Total current assets	426,055	101,692
Property and equipment, net	4,586	4,073
Other long term assets	11,918	6,226
Intangible assets, net	151,481	78,247
Goodwill	189,702	75,736
Total assets	$783,742	$265,974
Liabilities, Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,248	$19,346
Accrued expenses and other current liabilities (Note 4)	41,828	41,669
Deferred revenue	21,037	9,907
Contract liabilities, current	4,470	4,045
Debt, current (Note 7 and 13)	–	1,011
Total current liabilities	89,583	75,978
Contract liabilities, noncurrent	2,894	6,261
Warrant liabilities	34,692	4,963
Long-term debt (Note 7 and 13)	243	171,213
Other long-term liabilities	47,814	17,015
Total liabilities	175,226	275,430
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	4,000
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 and no shares authorized; 5,000,000 and no shares issued and outstanding, aggregate liquidation preference of $50,000 and 0 as of September 30, 2021 and December 31, 2020, respectively (1)	58,205	—
Stockholders’ equity (deficit):
Common stock $0.0001 par value; 600,000,000 and 424,353,300 shares authorized; 339,034,410 and 217,106,957 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	34	22
Additional paid-in capital	1,037,377	377,134
Accumulated other comprehensive loss	(1,728)	(702)
Accumulated deficit	(487,322)	(392,113)
Total Sharecare stockholders’ equity (deficit) (1)	548,361	(15,659)
Noncontrolling interest in subsidiaries	1,950	2,203
Total stockholders’ equity (deficit) (1)	550,311	(13,456)
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit)	$783,742	$265,974
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$105,618	$80,236	$293,686	$240,392
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	51,255	36,905	144,283	117,153
Sales and marketing	12,492	6,338	36,047	24,227
Product and technology	16,334	10,459	52,600	31,606
General and administrative	46,307	15,402	85,060	53,085
Depreciation and amortization	8,751	6,056	22,601	19,103
Total costs and operating expenses	135,139	75,160	340,591	245,174
Income (loss) from operations	(29,521)	5,076	(46,905)	(4,782)
Other income (expense):
Interest income	20	8	49	61
Interest expense	(12,836)	(8,102)	(26,941)	(23,525)
Loss on extinguishment of debt	(1,148)	—	(1,148)	—
Other income (expense)	(86)	41	(20,815)	(270)
Total other expense	(14,050)	(8,053)	(48,855)	(23,734)
Loss before income tax benefit	(43,571)	(2,977)	(95,760)	(28,516)
Income tax benefit	507	467	520	694
Loss from equity method investment	—	(3,902)	—	(3,902)
Net loss	(43,064)	(6,412)	(95,240)	(31,724)
Net (loss) income attributable to noncontrolling interest in subsidiaries	51	(104)	(31)	(372)
Net loss attributable to Sharecare, Inc.	$(43,115)	$(6,308)	$(95,209)	$(31,352)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.13)	$(0.03)	$(0.36)	$(0.15)
Weighted-average common shares outstanding, basic and diluted (1)	334,982,150	222,927,484	263,558,268	220,150,504

Net loss	$(43,064)	$(6,412)	$(95,240)	$(31,724)
Other comprehensive loss adjustments:
Foreign currency translation	(741)	482	(1,112)	(1,306)
Comprehensive loss	(43,805)	(5,930)	(96,352)	(33,030)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(119)	(186)	(117)	(1,292)
Comprehensive loss attributable to Sharecare, Inc.	$(43,686)	$(5,744)	$(96,235)	$(31,738)
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT) (1)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non- Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2020, as previously reported	$4,000	896,533	$190,875	2,150,217	$2	$186,279	$(702)	$(392,113)	$2,203	$(204,331)
Conversion of shares due to Reverse Recapitalization	—	(896,533)	(190,875)	214,956,740	20	190,855	—	—	—	190,875
Balance at December 31. 2020, effect of Reverse Recapitalization	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—	—	1,425,100	—	1,375	—	—	—	1,375
Issuance of common stock for doc.ai acquisition	—	—	—	8,435,301	1	81,292	—	—	—	81,293
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	39	—	—	—	39
Conversion of warrants to common shares	—	—	—	672,324	—	645	—	—	—	645
Share-based compensation	—	—	—	—	—	12,026	—	—	—	12,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	(18)	—	(88)	(106)
Currency translation adjustment	—	—	—	—	—	—	(791)	—	(169)	(960)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(31,846)	—	(31,846)
Other	—	—	—	—	—	(988)	—	—	—	(988)
Balance at March 31. 2021	$4,000	—	$—	227,639,682	$23	$471,523	$(1,511)	$(423,959)	$1,946	$48,022
Stock options exercised	—	—	—	233,372	—	255	—	—	—	255
Conversion of convertible warrants to common shares	—	—	—	53,658	—	75	—	—	—	75
Common stock issued to settle contingent consideration from acquisitions in prior years	—	—	—	1,078,213	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	2,360	—	—	—	2,360
Dissolution of redeemable noncontrolling interest for Visualize Health	(4,000)	—	—	895,435	—	4,136	—	—	(136)	4,000
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provisions	—	4,453,659	51,754	—	—	—	—	—	—	—
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	24	24
Currency translation adjustment	—	—	—	—	—	—	354	—	235	589
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(20,248)	—	(20,248)
Balance at June 30, 2021	$—	4,453,659	$51,754	229,900,360	$23	$478,349	$(1,157)	$(444,207)	$2,069	$35,077

Stock options exercised	—	—	—	683,463	—	1,121	—	—	—	1,121
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	22	—	—	—	22
Issuance of stock for doc.ai antidilution provision	—	—	—	1,052,398	—	12,682	—	—	—	12,682
Conversion of convertible warrants to common shares	—	—	—	10,921,334	1	10,760	—	—	—	10,761
Conversion of convertible notes to common shares	—	—	—	37,695,910	4	136,395	—	—	—	136,399
Issuance of stock for Series D antidilution provision	—	546,341	6,451	—	—	—	—	—	—	—
Issuance of common stock for CareLinx acquisition	—	—	—	1,262,475	—	10,348	—	—	—	10,348
Business Combination and Private Placement financing, net of issuance costs	—	—	—	57,451,915	6	376,570	—	—	—	376,576
Share-based compensation	—	—	—	—	—	11,130	—	—	—	11,130
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	51	51
Currency translation adjustment	—	—	—	—	—	—	(571)	—	(170)	(741)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(43,115)	—	(43,115)
Other	—	—	—	66,555	—	—	—	—	—	—
Balance at September 30, 2021	$—	5,000,000	$58,205	339,034,410	$34	$1,037,377	$(1,728)	$(487,322)	$1,950	$550,311
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT) (1)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non- Controlling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$—	877,854	$183,983	2,083,916	$2	$155,617	$(1,202)	$(332,095)	$3,251	$(174,427)
Conversion of shares due to Reverse Recapitalization	—	(877,854)	(183,983)	208,967,490	19	183,964	—	—	—	183,983
Balance as of December 31. 2019, effect of Reverse Recapitalization	$—	—	$—	211,051,406	$21	$339,581	$(1,202)	$(332,095)	$3,251	$9,556
Stock options exercised	—	—	—	58,361	—	61	—	—	—	61
Issuance of redeemable noncontrolling interest for and stock for Visualize Health acquisitions	5,040	—	—	—	—	584	—	—	—	584
Change in fair value of redeemable noncontrolling interest in subsidiaries	960	—	—	—	—	(960)	—	—	—	(960)
Share-based compensation	—	—	—	—	—	647	—	—	—	647
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	32	32
Currency translation adjustment	—	—	—	—	—	—	(1,014)	—	(740)	(1,754)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(11,633)	—	(11,633)
Other	—	—	—	—	—	135	—	—	—	135
Balance at March 31, 2020	$6,000	—	$—	211,109,767	$21	$340,048	$(2,216)	$(343,728)	$2,543	$(3,332)
Stock options exercised	—	—	—	66,769	—	70	—	—	—	70
Issuance of stock for Mindsciences acquisition	—	—	—	3,386,990	—	7,547	—	—	—	7,547
Share-based compensation	—	—	—	—	—	5,166	—	—	—	5,166
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(300)	(300)
Currency translation adjustment	—	—	—	—	—	—	64	—	(98)	(34)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(13,409)	—	(13,409)
Balance at June 30, 2020	$6,000	—	$—	214,563,526	$21	$352,831	$(2,152)	$(357,137)	$2,145	$(4,292)
Stock options exercised	—	—	—	170,522	—	143	—	—	—	143
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	35	—	—	—	35
Issuance of common stock for Whitehat acquisition	—	—	—	1,425,171	—	2,160	—	—	—	2,160
Share-based compensation	—	—	—	—	—	630	—	—	—	630
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(104)	(104)
Currency translation adjustment	—	—	—	—	—	—	564	—	(82)	482
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(6,308)	—	(6,308)
Balance at September 30, 2020	$6,000	—	$—	216,159,219	$21	$355,799	$(1,588)	$(363,445)	$1,959	$(7,254)
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes are an integral part of these consolidated financial statements

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(95,240)	$(31,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	22,601	19,103
Non-cash interest expense	4,434	17,364
Write-off of deferred financing fees and debt discount	12,063	—
Loss on extinguishment of debt	1,148	—
Amortization of contract liabilities	(4,204)	(4,258)
Accretion of contract liabilities	1,170	1,540
Loss from equity method investment	—	3,902
Change in fair value of warrant liability and contingent consideration	21,719	302
Share-based compensation	25,516	6,443
Deferred income taxes	(479)	(12)
Payment of PIK interest	(8,903)	—
Other	(122)	400
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	(11,198)	11,946
Prepaid expenses and other assets	(1,157)	(2,923)
Accounts payable and accrued expense	(8,654)	(4,921)
Deferred revenue	9,449	(7,853)
Net cash provided by (used in) used in operating activities	(31,857)	9,309
Cash flows from investing activities:
Acquisition of Visualize Health	—	(2,000)
Acquisition of Mindsciences	—	140
Acquisition of CareLinx	(54,774)	—
Acquisition of doc.ai	(16,784)	—
Purchases of property and equipment	(1,898)	(1,511)
Capitalized internal-use software costs	(23,989)	(11,809)
Net cash used in investing activities	(97,445)	(15,180)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	50,000	—
Proceeds from issuance of debt	20,000	38,000
Repayment of debt	(66,163)	(30,000)
Net proceeds from Reverse Recapitalization with Falcon Capital Acquisition Corp.	426,240	—
Proceeds from exercise of common stock options	3,473	274
Payments on capital lease obligations	(769)	(1,088)
Financing costs in conjunction with the issuance of debt	(1)	(1,095)
Net cash provided by financing activities	432,780	6,091
Effect of exchange rates on cash and cash equivalents	(166)	(714)
Net increase (decrease) in cash and cash equivalents	303,312	(494)
Cash and cash equivalents at beginning of period	22,603	23,678
Cash and cash equivalents at end of period	$325,915	$23,184

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,496	$7,394
Cash paid for income taxes	$45	$126
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home care, and more. Additionally, Sharecare, through its subsidiary Sharecare Health Data Services, LLC (“HDS”), provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities.

SPAC Transaction
On July 1, 2021, Falcon Capital Acquisition Corp., the Company’s predecessor and a Delaware corporation (“FCAC”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), with Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), FCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FCAC (“Merger Sub”), and the stockholder representative. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of the Company (as successor to FCAC). In addition, in connection with the consummation of the Business Combination, the Company changed its name to “Sharecare, Inc.” and Legacy Sharecare changed its name to “Sharecare Operating Company, Inc.”
Pursuant to the Merger Agreement, FCAC acquired all of the outstanding equity interests of Legacy Sharecare in a transaction valued at approximately $3.82 billion. At Closing, Legacy Sharecare stockholders received an aggregate of 271,051,959 shares of the Company’s common stock, par value $0.0001 per share (the “common stock”) and approximately $91.7 million in cash consideration paid on a pro rata basis with respect to Cash Electing Shares (as defined in the Merger Agreement). As a result of the Business Combination, the Company received gross proceeds of over $571 million, prior to transaction expenses and payment of cash consideration. The Business Combination is further described in Note 2.
During July 2021, the Company settled substantially all of its existing indebtedness, totaling $178.4 million pursuant to the terms of the Merger Agreement. The Company still maintains a senior secured revolving credit facility (the “Revolving Facility”) pursuant to the Senior Secured Credit Agreement (as defined herein).
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy Sharecare was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, FCAC was treated as the “acquired” company and Legacy Sharecare is treated as the acquirer for financial reporting purposes.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Sharecare issuing stock for the net assets of FCAC, accompanied by a recapitalization. The net assets of FCAC are stated at historical cost, with no goodwill or other intangible assets recorded.
Legacy Sharecare was determined to be the accounting acquirer based on the following predominant factors:
•Legacy Sharecare’s existing stockholders have the greatest voting interest in the Company;
•The largest individual minority stockholder in the Company was a stockholder of Legacy Sharecare;
•Legacy Sharecare’s directors represent the majority of the new board of directors of the Company;
•Legacy Sharecare’s senior management is the senior management of the Company; and
•Legacy Sharecare is the larger entity based on historical revenue and has the larger employee base.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Sharecare. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 71.26 (the “Exchange Ratio”) established in the Business Combination.
Consolidation Policy
The consolidated financial statements include the accounts of Sharecare, Inc. and its wholly owned subsidiaries: Sharecare Operating Company, Inc., Lucid Global, Inc.; Healthways SC LLC; Sharecare Health Data Services, Inc.; HDS; Visualize Health, LLC; MindSciences, Inc.; SC-WHAI, LLC; Sharecare GMBH, a German-based subsidiary; Sharecare Digital Health International Limited; Sharecare SAS, a French-based subsidiary; Sharecare Services GMBH; Sharecare Australia Pty Limited, an Australian-based subsidiary; and Sharecare NZ Limited, a New Zealand-based subsidiary; doc.ai, Inc.; CareLinx Inc.; as well as Sharecare Brasil Servicos de Consultoria Ltda, a Brazil-based subsidiary in which Sharecare has a controlling interest. The Company entered into a joint venture with HInsight-Customer Care Holdings (HCA) — both the Company and HCA have an ownership in HICCH-SCL, LLC.
All intercompany balances and transactions have been eliminated in consolidation.

Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources for the entire company.

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for each of the three month periods within the nine month periods ended September 30, 2021 and 2020, and Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020, the Company’s consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2020.

Reclassifications
Certain prior period amounts previously recorded to long term debt have been reclassified to other long-term liabilities and accrued expenses in order to conform to the current period presentation. Additionally, certain prior period amounts on the Consolidated Statement of Cash Flows previously reported in other have been reclassified to the change in fair value of warrant liability and continent consideration line item in order to conform to the current period presentation. These reclassifications had no effect on the previously reported results of operations.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements are revenue recognition, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets and property and equipment, the valuation of common stock prior to the business combination, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Business Combinations
The Company accounts for business acquisitions in accordance with ASC Topic 805, Business Combinations. The Company measures the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred by the acquirer, the liabilities incurred by the acquirer to former owners of the acquiree, and the equity instruments issued by the acquirer. Transaction costs directly attributable to the acquisition are expensed as incurred. The Company records goodwill for the excess of (i) the total costs of acquisition and fair value of any noncontrolling interests over (ii) the fair value of the identifiable net assets of the acquired business.
Contract Liabilities
In connection with acquisitions, the Company recognized current and noncurrent contract liabilities, representing off-market values associated with: (i) certain office lease agreements (amortization will continue through 2024) and (ii) certain wellness program royalty agreements (amortization will continue through 2023). Amortization expense associated with these contract liabilities for the three months ended September 30, 2021 and 2020, was $1.4 million and $1.4 million, respectively, of which $0.4 million and $0.4 million was included within cost of revenues and $1.0 million and $1.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively. Amortization expense associated with these contract liabilities for the nine months ended September 30, 2021 and 2020 was $4.2 million and $4.3 million, respectively, of which $1.3 million and $1.3 million was included within cost of revenues and $2.9 million and $3.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of September 30, 2021 and December 31, 2020, such fees were $21.0 million and $9.9 million, respectively. The Company recognized $1.2 million of revenue during the three months ended September 30, 2021 that was

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

included in deferred revenue at December 31, 2020. The Company recognized $7.4 million of revenue during the nine months ended September 30, 2021 that was included in deferred revenue at December 31, 2020.

Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data in order to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that the Company is not currently meeting the relevant performance targets. As of September 30, 2021 and December 31, 2020, such fees included within deferred revenue were $3.8 million and $5.9 million, respectively.
In the event performance levels are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $2.7 million and $2.8 million of revenues recognized during the three months ended September 30, 2021 and 2020, respectively, were performance-based. As of September 30, 2021 and 2020, the amount of performance-based revenues during the three months ended that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $1.3 million and $1.9 million, respectively. During the three months ended September 30, 2021, $0.8 million was recognized in revenue that related to services provided prior to December 31, 2020.
Approximately $8.0 million and $7.5 million of revenues recognized during the nine months ended September 30, 2021 and 2020, respectively, were performance-based. As of September 30, 2021 and 2020, the amount of performance-based revenues during the nine months ended that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $4.0 million and $6.3 million, respectively. During the nine months ended September 30, 2021, $3.4 million was recognized in revenue that related to services provided prior to December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of September 30, 2021, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $136.9 million. As of September 30, 2021, the Company expects to recognize revenue on approximately 37% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Enterprise	$62,838	$46,032	$176,387	$142,448
Provider	24,110	19,150	66,266	59,485
Consumer	18,670	15,054	51,033	38,459
Total Revenue	$105,618	$80,236	$293,686	$240,392

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Other Expenses
For the three and nine months ended September 30, 2021 and 2020, other expenses (income) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Re-measurement of contingent consideration	$(4,976)	$134	$10,523	$406
Re-measurement of warrant liabilities	5,039	(104)	11,196	(104)
Other	23	(71)	(904)	(32)
Total other (income) expenses	$86	$(41)	$20,815	$270

Accounting Standards Not Yet Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”). or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). Lessees will need to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. The standard will be effective beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra asset account. The ASU requires a cumulative-effect change to retained earnings in the period of adoption and prospective changes on previously recorded impairments, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022. Although the Company does not expect that adoption will have a significant impact on its consolidated financial statements, it will continue to analyze the impact of the adoption of this standard.

2. Business Combination
As discussed in Note 1, on June 29, 2021, FCAC held a special meeting of stockholders (the “Special Meeting”) at which the FCAC stockholders considered and adopted, among other matters, the Merger Agreement. On July 1, 2021, the parties to the Merger Agreement consummated the Transactions, with Legacy Sharecare surviving the merger as a wholly owned subsidiary of the Company.
Shares of Legacy Sharecare common stock issued and outstanding were canceled and converted into the right to receive 71.26 shares of common stock. Unless otherwise stated, the Exchange Ratio has been applied to the number of shares and share prices of Legacy Sharecare throughout these consolidated financial statements.
Prior to the Special Meeting, holders of 19,864,030 shares of FCAC’s Class A common stock sold in FCAC’s initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $198.64 million. Immediately after giving effect to the Business Combination

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
(including as a result of the redemptions described above), there were 333,875,179 issued and outstanding shares of the Company’s common stock (excluding the Earnout Shares (as defined herein)). In addition, at the closing of the Business Combination, the Company issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) upon conversion of the shares of Series D redeemable convertible preferred stock (the “Series D Preferred Stock”) held by one investor in accordance with the terms of the Merger Agreement.
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of September 30, 2021. The Earnout Shares allocated to Legacy Sharecare shareholders are accounted for as liability classified level 3 financial instruments that are marked-to-market each reporting period (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
The Business Combination was accounted for as a Reverse Recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under this method of accounting, FCAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Sharecare issuing stock for the net assets of FCAC, accompanied by a recapitalization. The cash of $146.4 million, which included cash previously held in the FCAC trust (net of redemptions), and working capital accounts of FCAC were recorded at historical cost, which approximates fair value. The Company also assumed the Private Warrants and Public Warrants (each as defined herein) from FCAC, which were recorded based on the acquisition date fair value (see Note 3). Cash paid for issuance costs and advisory fees were approximately $54.0 million. Additionally, in connection with the Business Combination, the Company made one-time bonus payments of $11.6 million to certain executives which has been recorded in General and Administrative expense, and resulted in a reduction in operating cash flows.
Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 615,000,000 shares, of which 600,000,000 shares are designated as common stock, par value of $0.0001 per share, and 15,000,000 shares are designated as preferred stock, par value of $0.0001 per share, including 5,000,000 shares of Series A Preferred Stock.
In connection with the Business Combination, FCAC entered into subscription agreements, each dated as of February 12, 2021, with certain investors (the “Investors”), pursuant to which, among other things, FCAC issued and sold, in private placements, an aggregate of 42,560,000 shares of FCAC Class A common stock for $10.00 per share (the “Private Placement”). The Private Placement closed immediately prior to the Business Combination. The shares of FCAC Class A common stock issued to the Investors became shares of the Company’s common stock upon consummation of the Business Combination.
The following table reconciles the elements of the Business Combination to the net proceeds from Reverse Recapitalization with FCAC, as set forth in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (in thousands):

Recapitalization
Cash received from Private Placement financing	$425,600
Cash paid to Legacy Sharecare stockholders	(91,698)
Cash received from FCAC trust and cash on hand, net of redemptions	146,363
Cash paid for issuance costs and advisory fees	(54,025)
Net proceeds from Reverse Recapitalization with FCAC	$426,240

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
The following table reconciles the number of shares of common stock of FCAC to common stock of the Company immediately following the consummation of the Business Combination, as reflected on the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) as of September 30, 2021 (share numbers are not in thousands):

Recapitalization
Common stock, outstanding prior to Business Combination	34,500,000
FCAC Sponsor shares	5,627,250
Earnout Shares	3,213,000
Common stock of FCAC	43,340,250
Less: redemption of FCAC shares	(19,864,030)
Shares issued in Private Placement financing	42,560,000
Legacy Sharecare shares converted to common stock	271,051,959
Total shares of common stock immediately after Business Combination	337,088,179
3. Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The warrant liabilities and contingent consideration relate to previous acquisitions and the Business Combination and are recorded at fair value.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$11,440	$—	$—	$11,440
Total cash equivalents	$11,440	$—	$—	$11,440

Liabilities
Warrant liabilities – public	$22,885	$—	$—	$22,885
Warrant liabilities – private	—	—	11,807	11,807
Contingent consideration – other liabilities	—	—	38,462	38,462
Liabilities	$22,885	$—	$50,269	$73,154
The warrants included in the units issued in FCAC’s initial public offering, each of which is exercisable for one share of common stock at an exercise price of $11.50 (the “Public Warrants”), were classified within Level 1 as they are publicly traded and had an observable market price in an active market. The warrants issued by FCAC simultaneously with its initial public offering in a private placement, each of which is exercisable for one share of common stock at an exercise price of $11.50 (the “Private Warrants”), and contingent consideration were classified within Level 3 as they were valued using certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. The fair values of the Private Warrants were estimated using the Black-Scholes model with inputs based on the Company’s stock price, the exercise price, expected volatility, and expected term. The fair value of the contingent consideration was estimated based on the Company’s stock price and number of shares expected to be issued from acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare shareholders and FCAC Sponsors were included in contingent consideration and are estimated using a Monte Carlo simulation with inputs of the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The following is a schedule of changes to the warrant liability balance classified as Level 3 for the periods presented (in thousands):

December 31, 2020	$4,963
Re-measurement of warrants (other expense)	7,286
New private warrants assumed from Business Combination	10,319
Conversion of warrants to common stock	(10,761)
September 30, 2021	$11,807
The following is a schedule of changes to the contingent consideration — other current liabilities for the periods presented (in thousands):

December 31, 2020	$9,271
Contingent consideration from antidilution	10,305
Antidilution provision for Series D Preferred Stock	6,387
Settlement of contingent consideration for doc.ai acquisition	(12,682)
Conversion of Series D Preferred Stock to Series A Preferred Stock	(6,451)
Contingent consideration in connection with Business Combination	21,109
Re-measurement of contingent consideration	10,523
September 30, 2021	$38,462
Included in the beginning balance as of December 31, 2020 are contingent consideration arrangements related to debt that were reclassified to contingent consideration - other liabilities in the current year as discussed in Note 1.
4. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of September 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$20,784	$16,243
Accrued compensation	13,447	14,728
Accrued media costs	3,816	5,279
Accrued taxes	1,379	771
Accrued other	2,402	4,648
Total accrued expenses and other current liabilities	$41,828	$41,669
5. Acquisitions
doc.ai
On February 22, 2021, the Company acquired all outstanding equity interests of doc.ai Incorporated. The total purchase price consideration in connection with the acquisition was $120.6 million, consisting of $29.0 million of cash, comprised of $15.0 million due upon closing and $14.0 million paid via a note payable, $10.3 million of contingent consideration (comprised of up to 1,145,790 shares of common stock and up to 485,922 stock options), and 9,039,117 shares of common stock and 2,444,361 stock options totaling $81.3 million. The preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Cash and cash equivalents	$12,217
Prepaid expenses	244
Other current assets	400
Developed technology	15,668
Customer relationships	17,389
Goodwill	83,319
Accounts payable and other accrued liabilities	(5,754)
Deferred revenue	(1,681)
Debt	(904)
Other long term liabilities	(302)
Total	$120,596
The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value of the customer relationships was determined primarily using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction related expenses of $0.8 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The Company also incurred compensation expenses of $8.8 million through the issuance of replacement stock options which were recorded under general and administrative expenses and product and technology expenses in the Consolidated Statement of Operations and Comprehensive Loss. The goodwill resulting from this acquisition is not tax deductible. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s products available to both new and existing customers and increase the Company’s competitive position.
After the issuance of its financial statements for the quarter ended June 30, 2021, the Company received a revised valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company has estimated that the fair value of the customer-related intangible assets acquired as part of the acquisition of doc.ai to be $17.4 million. As a result, the fair value of the customer-related intangible assets was decreased by $3.7 million on September 30, 2021, due to this new information, with a corresponding increase to goodwill.
The initial accounting for the business combination is incomplete. Specifically, the measurement of the fair value of assets and liabilities assumed and the assignment of the goodwill recognized to its related reporting unit are still in process. The Company will update subsequent financial statements with updates to its disclosures as additional progress is made to account for the transaction.
The results of operations of the acquired business have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the acquisition date. Revenue and net loss from the acquisition date through September 30, 2021 was approximately $11.7 million and $6.5 million, respectively.
CareLinx
On August 11, 2021, the Company acquired all outstanding equity interests of CareLinx Inc.. The total preliminary purchase price consideration in connection with the acquisition is $65.6 million, consisting of $55.2 million of cash and $10.4 million equity-based consideration, comprised of 1,262,475 shares of common stock and 295,758 stock options. The preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Cash	$445
Accounts receivable	4,660
Other receivables	59
Prepaid expenses	304
Other current assets	441
Intangible assets, net	30,700
Other long term assets	2,000
Goodwill	30,849
Accrued expenses	(1,330)
Contract liabilities - current	(45)
Non-current contract liabilities	(53)
Other long term liabilities	(2,460)
Total	$65,570
The fair value assigned to the developed technology was determined using the relief from royalty method. The customer relationships were determined primarily using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction related expenses of $1.1 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The goodwill resulting from this acquisition is not tax deductible. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s products available to both new and existing customers and increase the Company’s competitive position.
The initial accounting for the business combination is incomplete, with respect to acquired tangible and intangible assets and liabilities assumed as management continues to gather and evaluate information about circumstances that existed as of the acquisition date as well as the completing the assessment of the related income tax attributes of the transaction which are still in process. Additionally, the assignment of the goodwill recognized to its related reporting unit is still in process. The Company will update subsequent financial statements with updates to its disclosures as additional progress is made to account for the transaction.
The results of operations of the acquisition have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the acquisition date. Revenue and net loss since the acquisition date through September 30, 2021 was approximately $4.1 million and $1.0 million, respectively.
Based on the results of the Company’s evaluation of the acquired businesses (individually and in the aggregate), the pro forma impacts of the acquired businesses are not material.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

6. Goodwill and Other Intangible Assets and Liabilities
Intangible assets and the related accumulated amortization for each class of intangible assets as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$54,312	$(23,211)	$31,101	10.5
Trade name	6,392	(3,809)	2,583	7.8
Customer relationships	77,849	(25,923)	51,926	12.5
Internal-use software	120,156	(66,768)	53,388	2.3
Total definite-lived, intangible assets	$258,709	$(119,711)	$138,998

Intangible assets not subject to amortization
Internal-use software projects in process	$7,453	$—	$7,453
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$12,483	$—	$12,483
Total intangible assets	$271,192	$(119,711)	$151,481

	December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$38,803	$(20,721)	$18,082	7.7
Trade name	3,792	(3,739)	53	4.4
Customer relationships	47,160	(22,340)	24,820	7.5
Internal-use software	81,492	(52,299)	29,193	2.3
Total definite-lived, intangible assets	$171,247	$(99,099)	$72,148

Intangible assets not subject to amortization
Internal-use software projects in process	$1,069	$—	$1,069
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$6,099	$—	$6,099
Total intangible assets	$177,346	$(99,099)	$78,247

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The following tables set forth the changes in the carrying amount of the Company’s goodwill for periods presented (in thousands):

December 31, 2019	$62,939
Additions	12,080
Foreign currency translation adjustment	717
December 31, 2020	75,736
Additions	114,168
Foreign currency translation adjustment	(202)
September 30, 2021	$189,702
Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter of each year, whenever events or circumstances indicate an impairment may have occurred, or when a change in the composition of reporting units occurs. The Company performs its annual tests using a discounted cash flow analysis. There have been no impairments of goodwill since the Company’s inception.
Amortization expense for the intangible assets of the Company during the three months ended September 30, 2021 and 2020 totaled $8.2 million and $5.4 million, respectively. Amortization expense for the intangible assets of the Company during the nine months ended September 30, 2021 and 2020 totaled $20.8 million and $17.1 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of September 30, 2021 (in thousands):

Year ending December 31:
Remainder of 2021	$8,631
2022	29,066
2023	24,458
2024	15,585
2025	11,755
Thereafter	49,503
Total	$138,998

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

7. Debt
Debt is comprised of the following as of the periods presented (in thousands):

Description	September 30, 2021	December 31, 2020
Senior Secured Credit Agreement, interest payable at either prime + 2.0% subject to a floor or LIBOR +2.75%, due February 2023 (inclusive of paid in kind interest; the related fees of $384 and $595 as of September 30, 2021 and December 31, 2020, respectively, are presented as other long term assets on the consolidated balance sheets)	$243	$13,059

Second Lien Credit Agreement, interest payable at 12.375%, due May 2023 ($40,000 principal amount), and paid in-kind interest of $0 and $1,374 as of September 30, 2021 and December 31, 2020, respectively.	—	39,920

Series B-3 Convertible Notes, interest payable at 10%, due August 2023, ($95,000 principal amount), and paid in-kind interest of $0 and $7,176 as of September 30, 2021 and December 31, 2020, respectively.	—	89,037

Series B-4 Convertible Notes, interest payable at 10%, due August 2023, ($25,000 principal amount), and paid in-kind interest of $0 and $1,549 as of September 30, 2021 and December 31, 2020, respectively.	—	24,884

Series B Convertible Notes, interest payable at 10%, due August 2023 ($5,000 principal amount), and paid in-kind interest of $0 and $371 as of September 30, 2021 and December 31, 2020, respectively.	—	4,924

Note payable	—	400

Total debt	243	172,224

Less current portion	—	(1,011)

Total long-term debt	$243	$171,213
The Company’s debt is stated at its carrying amount.
In July 2021, the Company settled substantially all of its existing indebtedness, totaling $178.4 million in connection with the consummation of the Business Combination and pursuant to the terms of the Merger Agreement. The Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into 37,695,910 shares of common stock, adjusted by the Exchange Ratio of 71.26. The Company recognized a loss on conversion of debt of $12.1 million related to the write-off of the deferred beneficial conversion feature and warrant costs within interest expense in the Consolidated Statement of Operations. The Company also repaid in full and terminated its Second Lien Credit Agreement and recognized a loss on extinguishment of debt of $1.1 million related to unamortized discounts as separately disclosed within the Consolidated Statement of Operations.
In connection with the consummation of the Business Combination, Legacy Sharecare, certain subsidiaries of Legacy Sharecare (together with Legacy Sharecare, the “Borrowers”), the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), entered into an Amendment Number Six to the Senior Secured Credit Agreement (the “Sixth Amendment”) to the credit agreement governing the Company’s Revolving Facility (the “Senior Secured Credit Agreement”). Pursuant to the Sixth Amendment, the Administrative Agent and Lenders provided certain consents with respect to the consummation of the Business Combination and related transactions and certain amendments were made to the terms of the Senior Secured Credit Agreement to reflect the Business Combination and related transactions. The Company and certain other subsidiaries of Legacy Sharecare executed joinders to become a party to the Senior Secured Credit Agreement as required by the Sixth Amendment in July 2021. As of September 30, 2021, $49.8 million was available for borrowing under the Revolving Facility.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
8. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and Brazilian operations. For the three months ended September 30, 2021, the Company recognized income tax benefit of $0.5 million, primarily due to tax on foreign income and a reduction in the U.S. valuation allowance related to a recent acquisition. For the three months ended September 30, 2020, the Company recognized an income tax benefit of $0.5 million, primarily due to tax on foreign income and a reduction in the U.S. valuation allowance related to domestic acquisitions. Income tax benefit for the nine months ended September 30, 2021 was $0.5 million, compared to $0.7 million for the nine months ended September 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating AMT tax refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation as relates to qualified improvement property. The Company has evaluated the impact of the CARES Act and do not expect the CARES Act will result in a material impact.
9. Redeemable Convertible Preferred Stock
The following is a schedule of authorized, issued and outstanding shares and amounts of redeemable convertible preferred stock as of September 30, 2021 (in thousands, except share amounts):

Class of stock	Shares Authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
Series A Preferred Stock	5,000,000	5,000,000	$58,205	$50,000
On April 7, 2021, the Company issued and sold 62,500 shares of Series D Preferred Stock (subject to the potential issuance of additional shares of Series D Preferred Stock pursuant to certain anti-dilution rights of the holders of the Series D Preferred Stock) for an aggregate cash purchase price of $50.0 million. The Company recorded the Series D Preferred Stock at fair value of $51.8 million and contingent consideration related to the anti-dilution provision of $6.4 million. The amount recorded in excess of cash received represents a non-cash payment for up front research and development costs of $8.2 million, which is recorded in prepaid assets and other long-term assets.
The Series D Preferred Stock had substantially similar terms as the Company’s other redeemable convertible preferred stock that was outstanding prior to the Business Combination, except that the Series D Preferred Stock had a liquidation preference over all other series of the Company’s redeemable convertible preferred stock and was not subject to certain mandatory conversion provisions applicable to the other series of the Company’s redeemable convertible preferred stock (including mandatory conversion in connection with the Business Combination). Upon consummation of the Business Combination, all of the outstanding shares of the Series D Preferred Stock were exchanged for 5,000,000 shares of Series A Preferred Stock (which exchange reflected the application of the anti-dilution rights noted above).
As a result of the Business Combination, all other redeemable convertible preferred stock outstanding prior to the Business Combination was converted into 63,885,490 shares of the Company’s common stock and retroactively adjusted for all periods presented using the Exchange Ratio of 71.26, with a one-to-one share conversion rate.
The Series A Preferred Stock is convertible one-to-one (subject to customary adjustments) into the Company’s common stock at any time by the holder. Beginning three years after the issuance date, the Company will be entitled to force the conversion of the Series A Preferred Stock into common stock if the closing price of the Company’s common stock exceeds 130% of the issue price for 20 out of 30 consecutive trading days. On the fifth anniversary of the issue date, the Company will be required to redeem any outstanding Series A Preferred Stock at the issue price. The Series A Preferred Stock will vote on an as-converted basis with all other shares of the Company’s common stock.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
Classification of Redeemable Convertible Preferred Stock
The deemed liquidation preference provisions of the redeemable convertible preferred stock are considered contingent redemption provisions that are not solely within the Company’s control. Accordingly, the redeemable convertible preferred stock has been presented outside of permanent equity in the mezzanine section of the consolidated balance sheets. Because the occurrence of a deemed liquidation event is not currently probable, the carrying values of the convertible preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values to the convertible preferred stock would be made only when a deemed liquidation event becomes probable.
10. Common Stock and Stockholders’ Equity (Deficit)
The Consolidated Statements of Equity (Deficit) reflect the Business Combination as of July 1, 2021. As Legacy Sharecare was deemed the accounting acquirer in the Business Combination with FCAC, all periods prior to the consummation date reflect the balances and activity of Legacy Sharecare. The balances as of December 31, 2020 and 2019 from the consolidated financial statements of Legacy Sharecare as of that date, share activity (redeemable convertible preferred stock, preferred stock, common stock, and additional paid in capital) and per share amounts were retroactively adjusted, where applicable, using the Exchange Ratio of 71.26. Other than the Series D Preferred Stock discussed in Note 9, all convertible redeemable preferred stock classified as mezzanine, was retroactively adjusted, converted into common stock, and reclassified to permanent as a result of the Business Combination (as described in note 9).
As of September 30, 2021, the Company was authorized to issue up to 600,000,000 shares of common stock.
During the three months ended September 30, 2021, 66,555 shares of common stock were issued to the former stockholders of entities acquired by the Company prior to the Business Combination.
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. In connection with the consummation of the Business Combination, all vested and exercisable warrants issued by the Company, and outstanding immediately prior to the effective date of the Business Combination, were converted into 10,921,334 shares of common stock pursuant to the Merger Agreement. The number of shares issuable upon conversion of the warrants was determined based on the number of shares of capital stock issuable upon exercise of such warrants, on a net exercise basis, and using the Exchange Ratio of 71.26. Certain unvested warrants outstanding immediately prior to the Business Combination were not converted.
As of September 30, 2021, the following warrants on common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	890,732	$5.61
Liability - Private Warrants	5,933,334	$11.50
Liability - Public Warrants	11,500,000	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of September 30, 2021, these agreements provide for the issuance of up to 4,460,896 shares of common stock and 10,237,857 warrants to purchase shares of common stock. With respect to these arrangements, there were $158 thousand of warrants earned but not issued during the three months ended September 30, 2021.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values adjusted by the Exchange Ratio, during the year ended September 30, 2021 is as follows (share numbers are not in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Options Outstanding				Restricted Stock Units
	Number of Options (1)	Weighted- Average Exercise Price (1)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2020	107,824,290	$1.25	7.27	$341,601	—
Granted	27,589,515	1.74			1,398,832	$7.37
Exercised	(3,066,506)	1.24		12,446	—
Cancelled/Forfeited	(2,259,073)	2.00			—
Outstanding as of September 30, 2021	130,088,226	$1.34	7.24	$896,619	1,398,832	$7.37
Vested and exercisable as of September 30, 2021	83,989,256	$1.37	6.19	$576,240
Vested and exercisable as of December 31, 2020	71,937,052	$1.20	6.30	$231,621

(1) Share and per share amounts prior to July 1, 2021 have been retroactively restated to reflect the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The following table illustrates share-based compensation expense for employee and nonemployee options for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$26	$2	$54	$16
Sales and marketing	331	95	1,188	288
Product and technology	945	54	10,945	162
General and administrative	9,828	479	13,329	5,977
Total share-based compensation	$11,130	$630	$25,516	$6,443
Included in the share-based compensation table above is $0.5 million of expense related to the Earnout Shares allocated to Legacy Sharecare option holders (see Note 2).

Sharecare, Inc. 2021 Omnibus Incentive Plan
In July 2021, the Board of Directors of the Company adopted the Sharecare, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination and succeeds the Company’s legacy equity incentive plans. Under the 2021 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. The Plan will be administered by an administrator who will determine the time or times at which an award vests or becomes exercisable and the terms and conditions on which a Stock Option or Stock Appreciation Rights “SAR” remains exercisable. Restricted stock units (“RSUs”) are also granted under the 2021 Plan. The 2021 Plan also permits the Company to grant stock-based awards with performance or market conditions.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
11. Noncontrolling Interests
Equity Noncontrolling Interests
In connection with the Company’s acquisition of Healthways in 2016, and prior to the Business Combination, the Company acquired a 51% controlling interest in Healthways Brasil Servicos de Consultoria Ltda. (“Healthways Brazil”). The Company consolidates its investment in Healthways Brazil and records the 49% interest as a noncontrolling interest as a component of equity.
Redeemable Noncontrolling Interests
In conjunction with the Visualize Health acquisition, the Company issued 1,068,900 shares of common stock of HDS-VH Holdings, Inc. to the sellers as part of purchase consideration which resulted in the sellers obtaining a noncontrolling interest. Additionally, the Company issued a put right which gives these shareholders the right to put the 1,068,900 shares back to Sharecare in the future, resulting in the redeemable non-controlling interests classification outside of permanent equity in the Company’s consolidated balance sheets. During the nine months ended September 30, 2021, HDS-VH Holdings, Inc. was dissolved and became Visualize Health, LLC, a wholly owned subsidiary of the Company. The outstanding shares of HDS-VH Holdings Inc. were exchanged at a one-to-one ratio for the Company’s common stock. As such, there were no redeemable noncontrolling interests as of September 30, 2021.
12. Commitments and Contingencies
Legal Matters
From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on the information presently available, the resolution of any such legal matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has accrued for losses that are both probable and estimable.
The Company has recorded $2.0 million of estimated pre-acquisition contingent liabilities in connection with recent acquisitions along with a corresponding indemnification asset based on the terms and conditions of the purchase agreements.
The Company is party to agreements and other legal matters in the ordinary course of business for which it is reasonably possible that contingent liabilities could arise ranging from $0 to $15 million, representing amounts in excess of amounts accrued as of September 30, 2021. Certain amounts would be subject to additional indemnifications from other parties.

We are also party to investigations and legal disputes and losses related to certain matters that are reasonably possible, but at this time, we cannot estimate a loss or range of losses.
13. Related-Party Transactions
As discussed in Note 7, the Company settled substantially all of its existing indebtedness in connection with the consummation of the Business Combination. Prior to the Business Combination, certain amounts of the Company’s long-term debt outstanding was due to related parties. As of September 30, 2021 and December 31, 2020, $0 and $75.7 million, respectively, of the Company’s Series B, B-3 and B-4 Convertible Notes were due to related parties.
The Company’s largest customer was an investor in Series B-3 Convertible Notes which upon the Business Combination were converted to common stock and had a designated board representative prior to the Business Combination and accordingly is a related party. The Company recorded revenues of $11.7 million and $13.0 million for the three-months ended September 30, 2021 and 2020, respectively. The Company recorded revenues of $36.7 million and $43.2 million for the nine-months ended September 30, 2021 and 2020, respectively. In addition, accounts receivable due from the customer were $9.3 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The Company has the exclusive right to license the Dr. Dean Ornish Program for Reversing Heart DiseaseTM, a research-based lifestyle management program developed by Dr. Dean Ornish focusing on nutrition, activity, stress management, and love and support (the Ornish Program). A royalty agreement with Dr. Ornish, MD, an employee of the Company, guarantees the greater of $1.2 million or 15% of revenues of the Ornish Program on an annual basis. The royalty earned by the Ornish Program for three months ended September 30, 2021 and 2020 totaled $0.3 million for both respective periods. The royalty earned by the Ornish Program for nine months ended September 30, 2021 and 2020 totaled $0.9 million for both respective periods.
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of September 30, 2021 and December 31, 2020, $2.2 million and $2.2 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three-month period ended September 30, 2021 and 2020 totaled $3.0 million for both respective periods. Revenues recognized for the nine-month period ended September 30, 2021 and 2020 totaled $9.1 million and $9.8 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. As of September 30, 2021 and December 31, 2020, $0 and $0.6 million, respectively, in accounts receivables were outstanding from this related party. Revenues recognized for the three months ended September 30, 2021 and 2020 totaled $0 and $0.6 million, respectively. The Company paid $0 and $64.9 thousand for the three months ended September 30, 2021 and 2020, respectively, in connection with these services. Revenues recognized for the nine months ended September 30, 2021 and 2020 totaled $0.3 million and $2.7 million, respectively. The Company paid $29.0 thousand and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, in connection with these services.
The Series D Preferred Stock, which converted into Series A Preferred Stock upon consummation of the Business Combination (see Note 9), are held by a customer that also has an employee serving on our Board of Directors. As of September 30, 2021, $4.4 million in receivables were outstanding from this related party. Revenues recognized for the three months ended September 30, 2021 and 2020 totaled $5.0 million and $0.7 million, respectively. Revenues recognized for the nine months ended September 30, 2021 and 2020 totaled $11.9 million and $3.3 million, respectively.
14. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the Reverse Recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator
Net loss	(43,064)	(6,412)	(95,240)	(31,724)
Less: Redeemable noncontrolling interest remeasurement	—	—	—	(960)
Less: Net loss (income) attributable to noncontrolling interest in subsidiaries	(51)	104	31	372
Loss available to common stockholders	$(43,115)	$(6,308)	$(95,209)	$(32,312)

Denominator
Weighted-average common shares outstanding, basic and diluted	334,982,150	222,927,484	263,558,268	220,150,504
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.03)	$(0.36)	$(0.15)

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Anti-dilutive securities, which include stock options, warrants to purchase common stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Convertible debt	—	36,275,629	25,131,519	35,386,270
Stock options and restricted stock units	103,326,463	62,212,844	103,326,463	62,212,844
Warrants to purchase common stock	415,210	8,084,210	7,419,801	7,670,459
Redeemable convertible preferred stock	4,999,998	—	3,053,336	—
Contingently issued shares	1,044,329	1,552,296	895,124	1,387,853
Total	109,786,000	108,124,979	139,826,243	106,657,426
15. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the unaudited consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through the date on which the unaudited consolidated financial statements were issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2020, 2019 and 2018, and Sharecare’s unaudited interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 in each case together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Cautionary Statement Regarding Forward-Looking Statements
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “possible,” “continue,” “might,” “potential” or “intends” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements regarding our expectations as to:
a.our business, operations and financial performance, including:
i.future business plans and growth opportunities, including revenue opportunity available from new or existing clients and expectations regarding the enhancement of platform capabilities and addition of new solution offerings;
ii.developments and projections relating to our competitors and the digital healthcare industry;
iii.the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
iv.our future acquisitions, partnerships or other relationships with third parties;
v.our future capital requirements as we expand our business following consummation of the Business Combination and sources and uses of cash, including our ability to obtain additional capital in the future and fully access our Revolving Facility; and
vi.our ability to recognize performance-based revenue;
b.our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act;
c.our success in retaining or recruiting, or changes required in, our officers key employees or directors, including our ability to increase our headcount as we expand our business following the consummation of the Business Combination; and
d.the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021, our Quarterly Report on From 10-Q filed with the SEC on May 26, 2021, our Current Report on Form 8-K filed with the SEC on July 8, 2021 and in our other filings with the SEC. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
Overview
We are a leading digital healthcare platform company that helps members consolidate and manage various components of their health in one place, regardless of where they are on their health journey. Our comprehensive platform is a health and well-being digital hub that unifies elements of individual and community health into one experience in order to enable members to live better, longer lives. We are driven by our philosophy that we are “All Together Better” as well as our goal to turn individual progress into community transformation. Given a unique blend of expertise across technology, media, and healthcare, we have, through a number of strategic acquisitions and integration of key technologies and capabilities over the last ten years, built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.
Our business combines business-to-business and direct-to-consumer sales models and functions on a more distinctive business-to-business-to-person model. Focusing on the individual, we aim to provide a solution that we believe is more comprehensive than other digital platforms by bringing together scientifically validated clinical programs and engaging content to deliver a personalized experience for our members, whether they come to us by way of the workplace, the exam room, or the living room.
We derive net revenue from multiple stakeholders and while we are focused on the individual’s unique experience, our platform is purpose-built to seamlessly connect stakeholders to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. As we expand our offerings and look to further develop our technologies, we continue to consider the distinct needs of each division as well as opportunities to better connect and cross-sell while we grow and integrate our solutions into one seamless platform.
Our one platform can be disaggregated into three different client channels:
•Enterprise:    Our enterprise channel includes a range of clients — from large employers and healthcare systems to government agencies and health plans — that use our platform to engage with their populations, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services.
•Provider:    Our suite of data- and information-driven solutions for healthcare providers are tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security, and privacy standards.
•Consumer Solutions:    Our robust platform and suite of digital products and medical expert knowledge provides members with personalized information, programs, and resources to improve their health and well-being, and affords sponsors the opportunity to integrate their brands into Sharecare’s consumer experience in a highly contextual, relevant, and targeted environment.
Recent Developments Affecting Comparability
COVID-19 Impact
The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. With the development of variants and increased vaccination rates, the status of ongoing measures varies widely depending on the country and locality.
While Sharecare is an essential business for its customers, the pandemic has not had a significant negative impact to its consolidated financial position, results of operations, and cash flows related to this matter, as a result of the broader economic impact and the prolonged disruption to the economy, customers may be facing liquidity issues and may be slower to pay or altogether withdraw from their commitments; however, the ultimate financial impact related to the pandemic is still unknown.
Given the volatility of the circumstances surrounding the pandemic, Sharecare has evaluated potential risks to its business plan. The economic slowdown could delay Sharecare’s sales objectives for new business for its digital product; the decline in non-urgent medical appointments could lessen the demand for medical record transfers in the ROI business; and Blue Zone communities may see a decrease in spending due to social distancing. In addition, Sharecare may be impacted by currency fluctuations, as the U.S. Dollar has gained strength during the pandemic, with the biggest impact thus far being to the Brazilian Real.
Key Factors and Trends Affecting our Operating Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including our success with respect to the following:
•Expanding our Footprint.    We believe that our current client base represents a small fraction of potential clients that could benefit from our highly differentiated solutions. We will continue to invest in our sales and marketing efforts and leverage our partner relationships to continue to acquire new clients, including individuals, providers, employers, health plans, government organizations, and communities.
•Expanding our Existing Client Relationships.    We also believe that there is significant opportunity to generate growth by maintaining and expanding our relationships with existing clients, including:
◦increasing engagement and enrollment of eligible members at our existing enterprise clients through continued sales and marketing efforts, including targeted next-generation digital modeling and marketing, and capitalizing on insights from claims ingestion (the process by which we receive and process information from our clients), population risk stratification and incentives management;
◦promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee), which we believe represents a $1 billion revenue opportunity within our currently contracted clients; and
◦expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 4,000 additional healthcare sites.
•Offering Additional Solutions.    We believe there is significant opportunity to cross-sell our provider solutions to existing accounts, including deploying our value-based care and payment integrity solutions to approximately 6,000 health system clients.
•Growing our Platform.    We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results, and increase revenue through product innovation, partnerships, and acquisitions. We intend to continue to leverage our expertise through adding digital therapeutics partnerships as well as the acquisition of products and services that are directly relevant to our existing clients. Additionally, we believe our strong and embedded client relationships provide us with unique perspectives into their evolving needs and the needs of their populations.
•Evolving our Products to Cater to an Evolving Industry.    As the digital healthcare industry grows, we closely monitor evolving consumer trends and organizations’ needs so that we may adapt our platform to better suit our clients’ demands. Since March 2020, the COVID-19 pandemic greatly accelerated the demand for virtual care solutions and resulted in rapid growth and increased adoption of digital health technologies, which Sharecare was in a unique position to undertake. By building on our deep expertise in handling and managing mass health data, we launched a suite of distinct but complementary digital tools and programs to address the evolving emotional, educational, clinical, and operational challenges introduced by the pandemic. We intend to continue to look for opportunities to leverage our platform and expertise to provide first-mover solutions to evolving and future demands in the digital healthcare industry.
•Acquisitions.    We believe that our proven track record of successful acquisitions coupled with the flexibility and capabilities of our platform uniquely positions us to continue opportunistically pursuing attractive M&A opportunities. We believe this potential is further accentuated by our multiple client channels and constantly expanding member base. Future acquisitions could drive value and growth in a host of ways including access to new customers and potential cross-sell opportunities; unlocking new customer channels or geographies; adding new solutions to serve our existing client base; and adding new capabilities to enhance our existing solution offering or the efficiency of our platform. In addition, we believe our acquisition track record demonstrates our ability to realize synergies and optimize performance of potential M&A partners.

Components of Our Results of Operations
Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home health offerings, and subscriptions to Sharecare platforms. Revenue is recognized on a per member per month (“PMPM”) basis or as services are provided. Provider revenue is primarily based on health document requests filled in the health data services business line, as well as subscription fees for various technology related services that assist providers with performance and maximizing reimbursement. Consumer solutions revenue is generated mostly through ad sponsorships to Sharecare’s extensive member database.
Costs of Revenue
Costs of revenue primarily consists of costs incurred in connection with delivering our various revenue generating activities, including personnel related expenses. Costs are primarily driven by volumes related to requests, engagement, and incentive fulfillment. The major components that make up our cost of revenue are personnel costs to support program delivery as well as customer service along with share-based compensation, data management fees related to file processing, and variable fees to deliver specific services that may require third party vendors, direct marketing, fulfillment, transaction fees, or other costs that can be reduced to offset a decline in revenue. Because our growth strategy includes substantial opportunity to scale low-personnel cost products, we would anticipate future revenue to grow at a faster rate than cost of revenue as those low-personnel cost products mature. Costs of revenue do not include depreciation or amortization, which are accounted for separately.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel, and share-based compensation costs for our employees engaged in sales, account management, marketing, public relations and related support. In addition, these expenses include marketing sponsorships and engagement marketing spend. These expenses exclude any allocation of occupancy expense and depreciation and amortization.
We expect our sales and marketing expenses to increase as we strategically invest to expand our business. We expect to hire additional sales personnel and related account management, marketing, public relations and related support personnel to capture an increasing amount of our market opportunity and upsell/cross-sell within our existing client base. As we scale our sales and marketing personnel in the short- to medium-term, we expect these expenses to increase in both absolute dollars and as a percentage of revenue.
Product and Technology Expenses
Product and technology expenses include personnel and related expenses for software engineering, information technology infrastructure, business intelligence, technical account management, project management, security, product development and share-based compensation. Product and technology expenses also include indirect hosting and related costs to support our technology, outsourced software, and engineering services. Our technology and development expenses exclude any allocation of occupancy expense and depreciation and amortization.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our technology and development expenses.
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to Sales, Marketing or Product and Technology. They also include professional fees, share-based compensation, and all rent, utilities and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization.
We expect our general and administrative expenses to increase for the foreseeable future following the completion of the Business Combination due to the additional legal, accounting, insurance, investor relations, and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. However, we expect our general and administrative expenses to remain steady as a percentage of our total revenue over the near-term. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of software, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.
Interest expense
Interest expense primarily relates to interest incurred on our long-term debt and the amortization of debt issuance costs.
Other Expense
Other expense primarily relates to changes in fair value of contingent consideration and warrant liabilities.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table presents our unaudited Consolidated Statement of Operations for the three-months ended September 30, 2021 and 2020, and the percentage change between the two periods:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue	$105,618	$80,236	$25,382	32%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	51,255	36,905	14,350	39%
Sales and marketing	12,492	6,338	6,154	97%
Product and technology	16,334	10,459	5,875	56%
General and administrative	46,307	15,402	30,905	201%
Depreciation and amortization	8,751	6,056	2,695	45%
Total costs and operating expenses	135,139	75,160	59,979	80%
Income (loss) from operations	(29,521)	5,076	(34,597)	682%
Other income (expense)
Interest income	20	8	12	150%
Interest expense	(12,836)	(8,102)	(4,734)	(58)%
Loss on extinguishment of debt	(1,148)	—	(1,148)	100%
Other income (expense)	(86)	41	(127)	310%
Total other expense	(14,050)	(8,053)	(5,997)	(74)%
Net loss before taxes and loss from equity method investment	(43,571)	(2,977)	(40,594)	(1364)%
Income tax (expense) benefit	507	467	40	(9)%
Loss from equity method investment	—	(3,902)	3,902	100%
Net loss	(43,064)	(6,412)	$(36,652)	(572)%
Net (loss) income attributable to non-controlling interest in subsidiaries	51	(104)	155	(149)%
Net loss attributable to Sharecare, Inc.	$(43,115)	$(6,308)	$(36,807)	(583)%

Revenue
Revenue increased $25.4 million, or 32%, from $80.2 million for the three months ended September 30, 2020 to $105.6 million for the three months ended September 30, 2021, respectively. Overall, we saw gains from new product lines (digital therapeutics and health security programs), newly acquired product lines as well as organic growth in existing lines for an increase of $32.7 million. Offsetting this growth were negative impacts related to COVID-19 and the expected attrition of one contract related to a previous acquisition, accounting for a combined reduction of $47.5 million.
The channel revenue changed as follows: Enterprise channel increased by $16.8 million (from $46.0 million for 2020 to $62.8 million for 2021), the Provider channel increased by $5.0 million (from $19.2 million for 2020 to $24.1 million for 2021) and the Consumer channel increased by $3.6 million (from $15.1 million for 2020 to $18.7 million for 2021). Increases in the Enterprise channel (37%) were attributable to a combination of new product and client gains in the digital, digital therapeutics, health security and community programs, offset by the impact of COVID-19 and expected contract attrition from a previous acquisition. The Provider channel increase (26%) was attributable to continued demand recovery compared to the prior year, along with increased volumes and new customers. The Consumer channel increase (24%) was due to adding new customer brands and increased pharmaceutical advertising spend.
Costs of Revenue
Costs of revenue increased $14.4 million, or 39%, from $36.9 million for the three months ended September 30, 2020 to $51.3 million for the three months ended September 30, 2021. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily resulting from increased staffing and growth as the prior period was impacted by COVID-19 related cost reductions.
Sales and Marketing
Sales and marketing expense increased $6.2 million, or 97%, from $6.3 million for the three months ended September 30, 2020 to $12.5 million for the three months ended September 30, 2021. New headcount along with return of compensation to pre-COVID-19 levels accounted for $2.6 million of the increase. Variable compensation increased $1.2 million, primarily related to commissions tied to the increasing sales. Consultant expenses of $1.3 million were incurred to advance engagement metrics across our client base and support ramping new business. The remainder of the increase is attributable to non-recurring stock-based compensation and severance expenses of $0.5 million and a sponsorship credit that occurred in the prior period.
Product and Technology
Product and technology expenses increased $5.9 million, or 56%, from $10.5 million for the three months ended September 30, 2020 to $16.3 million for the three months ended September 30, 2021. The increase was primarily attributable to new resources related to growth and acquisitions along with platform and security expenses to support additional staff and customers, specifically the new health security programs that started in 2021.
General and Administrative
General and administrative expense increased $30.9 million, or 201%, from $15.4 million for the three months ended September 30, 2020 to $46.3 million for the three months ended September 30, 2021. Non-cash stock compensation expense accounted for $9.3 million of the increase. In addition, non-recurring fees increased by $15.4 million, primarily as a result of the Business Combination and our other acquisition activity. The other increases are attributable to additional resources needed to support growth and public company compliance initiatives, along with increased insurance and legal expense tied to being a public company.
Depreciation and Amortization
Depreciation and amortization increased $2.7 million, or 45%, from $6.1 million for the three months ended September 30, 2020 to $8.8 million for the three months ended September 30, 2021. The increase was primarily related to acquisition-related intangibles as well as placing platform-related developed software into service.
Interest Expense
Interest expense increased $4.7 million, from $8.1 million for the three months ended September 30, 2020 to $12.8 million for the three months ended September 30, 2021. The increase is attributable to the write-off of deferred financing fees on convertible debt of $12.1 million, offset by lower interest expense in the three months ended September 30, 2021 due to the retirement of debt and lower outstanding loan balances.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table presents our unaudited Consolidated Statement of Operations for the nine-months ended September 30, 2021 and 2020, and the percentage change between the two periods:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Revenue	$293,686	$240,392	$53,294	22%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	144,283	117,153	27,130	23%
Sales and marketing	36,047	24,227	11,820	49%
Product and technology	52,600	31,606	20,994	66%
General and administrative	85,060	53,085	31,975	60%
Depreciation and amortization	22,601	19,103	3,498	18%
Total costs and operating expenses	340,591	245,174	95,417	39%
Loss from operations	(46,905)	(4,782)	(42,123)	881%
Other income (expense)
Interest income	49	61	(12)	(20)%
Interest expense	(26,941)	(23,525)	(3,416)	15%
Loss on extinguishment of debt	(1,148)	—	(1,148)	100%
Other expense	(20,815)	(270)	(20,545)	7609%
Total other expense	(48,855)	(23,734)	(25,121)	106%
Net loss before taxes and loss from equity method investment	(95,760)	(28,516)	(67,244)	236%
Income tax (expense) benefit	520	694	(174)	(25)%
Loss from equity method investment	—	(3,902)	3,902	(100)%
Net loss	$(95,240)	$(31,724)	$(63,516)	200%
Net (loss) income attributable to non-controlling interest in subsidiaries	(31)	(372)	341	(92)%
Net loss attributable to Sharecare, Inc.	$(95,209)	$(31,352)	$(63,857)	204%
Revenue
Revenue increased $53.3 million, or 22%, from $240.4 million for the nine months ended September 30, 2020 to $293.7 million for the nine months ended September 30, 2021, respectively. Overall, we saw gains from new product lines (digital therapeutics and health security programs) and newly acquired products as well as organic growth in existing lines for an increase of $78.0 million. Offsetting this growth was the negative impact related to COVID-19 and the expected attrition of one contract related to a previous acquisition, accounting for a combined reduction of $24.3 million. The COVID-19 impact is primarily attributable to overall concern about the economy that affected long-term contract decisions. Currency translation fluctuations, mostly from our Brazil operations, negatively impacted revenues by $0.5 million.
The channel revenue changed as follows: Enterprise channel increased by $33.9 million (from $142.4 million for 2020 to $176.4 million for 2021), the Provider channel increased by $6.8 million (from $59.5 million for 2020 to $66.3 million for 2021) and the Consumer channel increased by $12.6 million (from $38.5 million for 2020 to $51.0 million for 2021). Increases in the Enterprise channel (24%) were attributable to a combination of new product and client gains in the digital, digital therapeutics, health security and community programs, offset by the impact of COVID-19 and expected contract attrition from a previous acquisition. The Provider channel increase (11%) was attributable to continued demand recovery compared to the prior year, along with increased volumes and new customers. The Consumer channel increase (33%) was due to adding new customer brands and increased pharmaceutical advertising spend.

Costs of Revenue
Costs of revenue increased $27.1 million, or 23%, from $117.2 million for the nine months ended September 30, 2020 to $144.3 million for the nine months ended September 30, 2021. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily resulting from increased staffing and growth as the prior period was impacted by COVID-19 related cost reductions.
Sales and Marketing
Sales and marketing expense increased $11.8 million, or 49%, from $24.2 million for the nine months ended September 30, 2020 to $36.0 million for the nine months ended September 30, 2021. The increase was due to multiple factors but primarily related to $6.3 million in higher salaries and commissions as we ramp revenue and sales efforts and $4.2 million consulting expense to advance engagement metrics and provide sales and marketing support for growth and new product roll out. Also contributing to the increase was $0.9 million in non-cash stock option expense and $0.3 million of non-recurring expense related to our transition to being a public company.
Product and Technology
Product and technology expenses increased $21.0 million, or 66%, from $31.6 million for the nine months ended September 30, 2020 to $52.6 million for the nine months ended September 30, 2021. The largest variance was non-cash stock compensation expense of $10.8 million for the nine months ended September 30, 2021, which was, mostly related to the acquisition of doc.ai. The continued investment in product and tech staffing and outside contract services accounted for $6.1 million of the increase, of which $3.6 million is from doc.ai. The remaining increase is related to platform and consulting fees as we ramp new technologies and volume increases related to the revenue ramp.
General and Administrative
General and administrative expense increased $32.0 million, or 60%, from $53.1 million for the nine months ended September 30, 2020 to $85.1 million for the nine months ended September 30, 2021. The increase was due mostly to non-recurring costs of becoming a public company and acquisition expenses of $16.6 million and non-cash stock compensation expense of $7.4 million. Staffing increases and business insurance increases, both tied to being a public company accounted for the remainder of the increase.
Depreciation and Amortization
Depreciation and amortization increased $3.5 million, or 18%, from $19.1 million for the nine months ended September 30, 2020 to $22.6 million for the nine months ended September 30, 2021. The increase was related to our continued investment in product enhancements and new products, as well as amortization incurred on recently acquired intangible assets.
Interest Expense
Interest expense increased $3.4 million, from $23.5 million for the nine months ended September 30, 2020 to $26.9 million for the nine months ended September 30, 2021. The increase is attributable to the write-off of deferred financing fees on convertible debt in connection with its settlement, offset by a reduction in interest expense due to the retirement of debt and lower loan balances during the nine months ended September 30, 2021.
Other Expense
Other expense increased $20.5 million, from $0.3 million for the nine months ended September 30, 2020 to $20.8 million for the nine months ended September 30, 2021. This increase is comprised mostly non-cash mark-to-market adjustments tied to the change in the per share price of the Company’s common stock.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. GAAP, we believe the non-GAAP measures adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per share (“adjusted EPS”), are useful in evaluating our operating performance. We use adjusted EBITDA, adjusted net income (loss), and adjusted EPS to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per share (adjusted EPS) is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. The reconciliations of adjusted EBITDA, adjusted net income (loss), and adjusted EPS to net income (loss), the most directly comparable financial measures stated in accordance with U.S. GAAP, are provided below. Investors are encouraged to review the reconciliations and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) loss on extinguishment of debt, (v) other expense (income) (non-operating), (vi) loss from equity method investment, (vii) income tax (benefit) expense, (viii) share-based compensation, (ix) severance, (x) warrants issued with revenue contracts, and (xi) transaction and closing costs. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(43,064)	$(6,412)	$(95,240)	$(31,724)
Add:
Depreciation and amortization	8,751	6,056	22,601	19,103
Interest income	(20)	(8)	(49)	(61)
Interest expense	12,836	8,102	26,941	23,525
Loss on extinguishment of debt	1,148	—	1,148	—
Other expense (income)	86	(41)	20,815	270
Loss from equity method investments	—	3,902	—	3,902
Income tax benefit	(507)	(467)	(520)	(694)
Share-based compensation	11,130	630	25,517	6,443
Severance	700	506	965	2,303
Warrants issued with revenue contracts(a)	21	91	59	354
Transaction and closing costs	16,822	965	18,844	1,153
Adjusted EBITDA(b)	$7,903	$13,324	$21,081	$24,574
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
Adjusted Net Income (Loss)
Adjusted net income (loss) is a key performance measure that management uses to assess our operating performance. Because adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.

We calculate Adjusted net income (loss) as net income (loss) attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) loss from equity method investments, (v) share-based compensation, (vi) severance, (vii) warrants issued with revenue contracts, (viii) transaction and closing costs, and (ix) the related income tax adjustments. We do not view the items excluded as representative of our ongoing operations.
Adjusted EPS
Adjusted EPS is a key performance measure that management uses to assess our operating performance. Because adjusted EPS facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate Adjusted EPS as adjusted net income (loss), as defined above, divided by the number of weighted average common shares outstanding - basic and diluted. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted net income (loss) and adjusted EPS from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2021 and 2020 (in thousands , except share numbers and per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Net loss attributable to Sharecare, Inc.	$(43,115)	$(6,308)	$(95,209)	$(32,312)
Add:
Amortization of acquired intangibles(a)	1,425	943	3,653	2,982
Amortization of deferred financing fees	12,135	2,195	15,466	5,616
Change in fair value of warrant liability and contingent consideration	63	30	21,719	302
Loss from equity method investments	—	3,902	—	3,902
Share-based compensation	11,130	630	25,517	6,443
Severance	700	506	965	2,303
Warrants issued with revenue contracts	21	91	59	354
Transaction and closing costs	16,822	965	18,844	1,153
Adjusted net income (loss) (b)	$(819)	$2,954	$(8,986)	$(9,257)

Weighted-average common shares outstanding, basic and diluted	334,982,150	222,927,484	263,558,268	220,150,504

Loss per share	$(0.13)	$(0.03)	$(0.36)	$(0.15)
Adjusted earnings (loss) per share	$0.00	$0.01	$(0.03)	$(0.04)
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount because the Company is in a full valuation allowance position for all periods presented.

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.
We had $325.9 million in cash and cash equivalents as of September 30, 2021. Our principal commitments as of September 30, 2021, consist of operating leases and purchase commitments. See Note 12 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We believe our operating cash flows, together with our cash on hand, which includes the cash we obtained as a result of the Business Combination, will be sufficient to meet our working capital and capital expenditure requirements in the short-term,

i.e., the 12 months from the date of this Quarterly Report on Form 10-Q. Our long-term liquidity needs include cash necessary to support our business growth. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in)/provided by operating activities	$(31,857)	$9,309
Net cash used in investing activities	(97,445)	(15,180)
Net cash provided by financing activities	432,780	6,091
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $31.9 million, a decrease of $41.2 million from $9.3 million of cash provided by operating activities for the nine months ended September 30, 2020.
Cash used during this period included the $95.2 million net loss for the nine months ended September 30, 2021, net of non-cash items and PIK interest payments totaling $74.9 million, and a decrease from changes in operating assets and liabilities of $11.6 million. The total cash used in operating activities includes non-operational acquisition and closing costs associated with becoming a public company of $16.8 million. Cash provided by operations during the prior period included the $31.7 million net loss for the nine months ended September 30, 2020 and $13.1 million cash provided net of non-cash items. This result for the prior period was offset by cash used in changes in operating assets and liabilities of $3.8 million.
The operating activity cash change over the prior period of $41.2 million was a function of PIK interest paid as part of the settlement of debt, deal costs associated with becoming a public company that affected net loss and changes in operating assets and liabilities, specifically an increase in accounts receivables offset by an increase in accounts payable and deferred revenue. Accounts receivable increased due to new customers related to health security programs. Accounts payable increased due to Business Combination related expenses. Deferred revenue increased related to new health security program and doc.ai related customers.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $97.4 million compared to $15.2 million of net cash used in investing activities for the nine months ended September 30, 2020. The increase in cash outflows was primarily due to cash paid in the acquisitions of doc.ai and CareLinx and cash paid in connection with software development for new products and current product enhancements.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $432.8 million, primarily due to cash received from the net proceeds from the Business Combination with Falcon Capital Acquisition Corp. of $426.2 million, proceeds from issuance of redeemable convertible preferred stock of $50.0 million, the draw down on our Senior Secured Credit Agreement of $20.0 million and proceeds from exercised common stock options of $3.5 million . Cash provided by financing activities were offset by $66.2 million for the repayment of debt.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $6.1 million, which was primarily due to cash received from the draw down on our Senior Secured Credit Agreement (as defined herein), offset by the partial repayment of our outstanding indebtedness.

Contractual Obligations
There were no material changes to contractual obligations since last presented in our latest annual report except for the Company settling substantially all of its existing indebtedness during July 2021, totaling $178.4 million in connection with the consummation of the Business Combination. The Company still maintains its Senior Secured Credit Agreement.
Financing Arrangements
Senior Secured Credit Agreement
In March 2017, we refinanced our existing debt through the execution of the Senior Secured Credit Agreement among the Borrowers, the Lenders and the Administrative Agent.
The Senior Secured Credit Agreement provides for the Revolving Facility with total commitments of $60.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Credit Agreement matures on February 10, 2023.
In connection with the consummation of the Business Combination, Legacy Sharecare, the other Borrowers, the Lenders and the Administrative Agent, entered into the Sixth Amendment. Pursuant to the Sixth Amendment, the Administrative Agent and Lenders provided certain consents with respect to the consummation of the Business Combination and related transactions and certain amendments were made to the terms of the Senior Secured Credit Agreement to reflect the Business Combination amd related transactions. The Company and certain other subsidiaries of Legacy Sharecare executed joinders to become a party to the Senior Secured Credit Agreement as required by the Sixth Amendment in July 2021.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of September 30, 2021. As of September 30, 2021, there were $243 thousand of borrowings outstanding under the Revolving Facility.
In connection with the consummation of the Business Combination, we repaid all outstanding amounts under the Senior Secured Credit Agreement. In the future, we may incur additional borrowings under the Senior Secured Credit Agreement. See Note 7 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the periods presented. We evaluate our significant estimates on an ongoing basis, including, but not limited to, revenue recognition, the valuation of assets and liabilities acquired, and the useful lives of intangible assets acquired in business combinations and the valuation of common stock. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 1, to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. We do not have any contracts that include significant financing fees. We are the principal in all outstanding revenue arrangements. We serve a diverse group of clients.
Enterprise Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home care health offerings, and subscriptions to Sharecare platforms. Revenue is recognized on a per member per month (“PMPM”) basis or as services are provided. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with clients, often based on a portion of the value the programs are expected to create. Contracts with health plans, health care systems and government organizations generally range from three to five years with several comprehensive strategic agreements extending up to ten years in length. Contracts with larger employer clients typically have two- to four-year terms.
Health management program contracts often include a fee for the subscription of the Sharecare digital platform and various other platforms under doc.ai, which may also be sold on a stand-alone basis. These services allow members to access Sharecare’s proprietary mobile application with a comprehensive suite of health and wellness management programs, content, and tools. Revenue is recognized on a per member or a fixed fee basis as the services are provided. The subscription to the Sharecare digital platform also includes services such as marketing to the member population, configuration of the platform to be employer/provider specific and the set-up of challenges and incentives. These services are recognized over time as the services are performed. Any termination clauses may impact the contract duration.
Sharecare’s Blue Zones Project is a community well-being improvement initiative designed to change the way people experience the world around them by encouraging and promoting better lifestyle choices, such as commuting, eating, and social habits. Because healthier environments naturally nudge people toward healthier choices, Blue Zones Project focuses on influencing the Life Radius®, the area close to home in which people spend 90% of their lives. Blue Zones Project best practices use people, places, and policy as levers to transform those surroundings. These contracts normally include two performance obligations, the discovery period and the subsequent content delivery for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two- to four-year terms.
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as cost savings, and/or clinical outcomes improvements (performance-based). We use the most likely amount method to estimate variable consideration for these performance guarantees. We include in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We utilize customer data in order to measure performance.
In the event performance levels are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled.
Prior to January 1, 2019, performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may have caused recognition or reversal of revenue in a current year that pertained to services provided during a prior year. Performance-related adjustments to revenue were not recognized (to the extent that performance-based services are provided, and the price is not fixed or determinable). Effective with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2019, performance-related revenue is recorded based on the most likely amount to be earned after applying the constraint that a significant reversal of revenue will not occur in future periods.
Clients are generally billed monthly for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should performance targets not be met. Fees for participation are typically billed in the month after the services are provided. Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally 6-12 months. A limited number of contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the client.
Provider Revenue
Our provider channel revenue is primarily based on the volume of health document requests fulfilled and recognized upon satisfactory delivery to the client. In addition, provider revenue is derived from subscription fees for various technology-

related services that assist providers with efficiency and productivity and enhanced patient care. Subscription fees are recognized ratably over the contractual period.
Consumer Solutions Revenue
Our consumer solutions channel generates revenue mostly through ad sponsorships and content delivery. Content delivery revenue is recognized when the content is delivered to the client and the transaction has met the other criteria listed above. Ad sponsorship revenue is recognized when the contractual page views or impressions are delivered to the client.
Certain customer transactions may contain multiple performance obligations that may include delivery of content, page views, and ad sponsorship over time. To account for each of these elements separately, the delivered elements must be capable of being distinct and must be distinct in the context of the contract. Revenue is allocated based on the stand-alone or unbundled selling price for each performance obligation as the services are provided.
Business Combinations
We account for business acquisitions in accordance with ASC Topic 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition and fair value of any noncontrolling interests over (ii) the fair value of the identifiable net assets of the acquired business.
The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operation.
New Accounting Pronouncements
See Note 1, to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange, and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

Item 4.Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Private Warrants and Public Warrants as components of equity instead of as derivative liabilities. Notwithstanding the material weakness described above, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Remediation Measures
Management has implemented remediation steps to address the material weakness regarding the classification of the Company’s Private Warrants and Public Warrants as components of equity instead of as derivative liabilities and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. The Company further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, we completed the Business Combination and the internal controls of Legacy Sharecare became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.
Other than the remediation measures described above, there has been no other changes in our internal control over financial reporting during the quarter ended September 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1.    Legal Proceedings
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Although the results of these legal proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we, or any of our subsidiaries, are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
The section entitled “Legal Matters” in Note 12 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated by reference herein
Item 1A.    Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 11, 2021, our Quarterly Report on Form 10-Q filed with the SEC on May 26, 2021 and our Current Report on Form 8-K filed with the SEC on July 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Item 2.Unregistered Sales Of Equity Securities and Use Of Proceeds
On August 11, 2021, the Company completed the acquisition of CareLinx Inc. in a transaction having a total preliminary purchase price consideration in connection with the acquisition is $65.6 million. A portion of the transaction consideration consisted of 1,262,475 shares of common stock (the “CareLinx Acquisition Shares”). The CareLinx Acquisition Shares were issued to pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2).
Item 3. Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.
Item 6.    Exhibits

Exhibit	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of Sharecare, Inc. (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).

3.2
Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).

3.3	Amended and Restated Bylaws of Sharecare, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).
4.1
Form of Specimen Common Stock Certificate of Sharecare, Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).

10.1 †	Sharecare, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).

10.2 †
Form of Stock Option Grant Notice for Named Executive Officers (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.3 †	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).
10.4 †	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).
10.6
Amended and Restated Registration Rights Agreement, dated as of July 1, 2021, by and among Falcon Capital Acquisition Corp., Sharecare, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).

10.7
Earnout Escrow Agreement, dated July 1, 2021, by and among Sharecare, Inc., Colin Daniel, solely in his capacity as stockholder representative, Falcon Equity Investors LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).

10.8	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 11, 2021).
10.9 †
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.10 †
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Justin Ferrero (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.11 †
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Dawn Whaley (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.12
Amendment Number Six to Credit Agreement and Consent, dated as of July 1, 2021, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.14 of Sharecare’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
____________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2021	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)