Form 10-K
period 2021-12-31
Sharecare, Inc.
filed 2022-03-31
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number: 001-39535
SHARECARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	08-1365053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 East Paces Ferry Road NE, Suite 700 Atlanta, Georgia	30305
(Address of Principal Executive Offices)	(Zip Code)
(404) 671-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 per share	SHCR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock, each at an exercise price of $11.50 per share	SHCRW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $320,160,000 (based on the closing sale price of the registrant’s common stock on that date as reported by The NASDAQ Stock Market LLC). Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2022, there were 348,988,447 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I
ITEM 1. BUSINESS
Unless the context otherwise requires, “we,” “us,” “our,” “the Company” and “Sharecare” refer to Sharecare, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
We believe everyone’s health and well-being is inherently interconnected. Just as a person’s physical health is inextricably linked to their mental and emotional health, an individual’s health is also connected to a greater collective that includes their employer, providers, insurers, colleagues, family, friends, and local communities. However, these groups have historically remained very disconnected with various stakeholders providing hundreds of fragmented point solutions, each addressing only one or two specific health-related objectives. By integrating fragmented point solutions and bringing together disparate stakeholders across the entire healthcare ecosystem into one connected, interoperable virtual care platform, we believe that we can fulfill the role of a unifier and leverage smartphone technology to foster a frictionless user-friendly experience that engages people across the dynamic continuum of their healthcare needs. We have built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.
Our platform offers an accessible, interactive, personalized and rewarding environment that aims to transform user engagement with healthcare from episodic to everyday. The platform provides a single destination for people, patients and caregivers to access quality and clinically reviewed content; digitally connect with other patients, community members and healthcare professionals; and adopt action plans provided by healthcare professionals from top institutions. Centralized within its dynamic digital platform, we provide health assessment and wellness tools and population health services to create personalized action plans, improve productivity and reduce health-related costs. We also provide physicians and physician practices with value-based care arrangements through the use of various tools geared towards identifying care gaps, patient engagement and billing efficiencies. Additionally, we provide secure, automated release of information, electronic medical record archiving and business consulting services to streamline the medical records process for both patients and medical facilities. Sharecare also yields strong return on investment performance on behalf of its life sciences and pharmaceutical partners through consumer acquisition campaigns that utilize data-driven and contextual lead generation, sponsorships, audience targeting and condition-specific marketing. Finally, we support care through our network of home caregivers and nurses. We deliver value via our provider, enterprise, and life sciences channels. The consumer solutions channel (as referenced in previous filings) was renamed the life sciences channel in January 2022 in order to more accurately portray the customer base of the channel.
Since the Sharecare platform was launched in 2012, it has grown to approximately 65,000 employer clients, 9.7 million eligible lives, and 6,000 hospitals and physician practices.
Business Combination and 2021 Acquisitions
Falcon Capital Acquisition Corp., our predecessor company (“FCAC”), was incorporated as a Delaware corporation on June 5, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. On July 1, 2021, FCAC consummated a business combination (the “Business Combination”) pursuant to terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), by and among FCAC, FCAC Merger Sub Inc., a wholly-owned subsidiary of FCAC (“Merger Sub”), Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), and the stockholder representative. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement, Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of the Company (as successor to FCAC). In connection with the Business Combination, we changed our name from “Falcon Capital Acquisition Corp.” to “Sharecare, Inc.” and Legacy Sharecare changed its name to “Sharecare Operating Company, Inc.,” and we continued the listing of our common stock and public warrants on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “SHCR” and “SHCRW,” respectively. See the section entitled “SPAC Transaction” in Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Business Combination.

In February 2021, we consummated the acquisition of doc.ai, an enterprise AI platform company, for total consideration of $175.0 million. Following the acquisition of doc.ai, its AI platform has been integrated into, and has enhanced the capabilities of, our platform and expanded our product. See the section entitled “2021 – doc.ai” in Note 5 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the acquisition of doc.ai.
In August 2021, we consummated the acquisition of CareLinx Inc. (“CareLinx”), a nationwide home care platform able to deliver intermittent, on-demand personal care services, in a transaction valued at approximately $65.0 million. Through its network of over 450,000 caregivers, CareLinx provides services across the continuum of care, including non-medical, companionship and housework, and personal and clinical care. Following the acquisition of CareLinx, we plan to leverage its platform and mobile technology to facilitate care in the post-acute care environment, generate population health analytics, and enable real-time care coordination with remote clinical teams. See the section entitled “2021 – CareLinx” in Note 5 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the acquisition of CareLinx.
Our Strengths
Comprehensive Platform. Designed to help individuals, workforces and communities optimize their holistic well-being, our interoperable platform is based on human centered design principles and integrates fragmented point solutions and disparate stakeholders that provide a single place for members to interact with all features and services offered by us and our partners to foster a frictionless user-friendly experience. Moreover, our platform has both a flexible infrastructure and is scalable and configurable, which allows us to meet the different and evolving needs of our clients. The flexibility and adaptability of our platform infrastructure also allows us to partner with, and seamlessly integrate, third-party solutions into our ecosystem to promote a high degree of awareness, engagement, and outcomes through an integrated flow of data.
Large, Well Established Clients. We have a large, diverse and well-established client base — including large health plans, Fortune 100 companies, and large public sector clients— which we believe provides us with significant existing revenue opportunity from signed contracts, and opportunity to increase penetration of our products and services and optimize member engagement and enrollment.
Diverse Product Portfolio. We have a diverse portfolio of products and solutions that are marketed to a variety of users within our enterprise, provider, and life sciences channels. We believe that the diversity of these offerings, together with our ability to bundle them into a comprehensive and integrated platform, provides compelling value over other digital health platforms or point solutions that are focused more narrowly on one or two specific health-related needs. Our portfolio of products also offers members clinical connectivity through various incorporated touch points to healthcare systems and/or to providers and enables us to offer tailored and personalized tools, including the ability to interact directly with lifestyle management and disease management coaches on our platform.
Value of Technology, Innovation and Data. We derive significant value from our proprietary technology platform that leverages an innovative architecture and data aggregation capabilities to give members a hyper-personalized experience. Through our platform, we offer a portfolio of privacy-first technologies and AI software services to drive personalization of our digital assets and create improved value for members. Our single robust platform, designed to service all our stakeholders, including consumers, health plan members, employees, provider groups, health systems, and Blue Zones Project sites/communities, is built on an advanced, multi-tenant enabled technology stack that uses the latest design patterns for scale and flexibility.
Our data architecture enables us to ingest substantial amounts of multivariate data sets, such as eligibility, claims, biometrics, and social determinants of health data, from multiple sources in near real-time. The value we can provide to members from the quality and quantity of our data (more than 1.8 petabytes) uniquely positions us to scale, commercialize, contextually intervene, and materially engage members.
Comprehensive Content Library. We have a comprehensive library comprised of original material as well as content from more than 188 organizations (including the National Institutes of Health, Centers for Disease Control/CDC, and the American Diabetes Association, among others). We perform medical review of published content at two-year intervals, but often more frequently, to ensure accuracy, timeliness and relevance. Performing reviews on this schedule is also consistent with our NCQA Wellness and Health Promotion and Disease Management accreditation standards. The size and quality of our content library allows us to deliver highly personalized content to our members, which drives engagement and builds trust.
Growth Strategy

Expand our Footprint and Existing Client Relationships. We believe that our current client base represents a small fraction of potential clients that could benefit from our highly differentiated solutions. We also believe that there is significant opportunity to generate growth by maintaining and expanding our relationships with existing clients, including:

•increasing engagement and enrollment of eligible members at our existing enterprise clients;
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee); and
•expanding our relationships with our top provider clients.
Continue to Grow the Capabilities of our Platform. We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results and increase revenue through product innovation, partnerships and acquisitions. We believe that our proven track record of successful acquisitions coupled with the flexibility and capabilities of our platform positions us to continue opportunistically pursuing attractive M&A opportunities. We intend to continue to look for opportunities to leverage our platform and expertise to provide first-mover solutions to evolving and future demands in the digital healthcare industry.
Evolving Products to Cater to an Evolving Industry. As the digital healthcare industry grows, we closely monitor evolving consumer trends and organizations’ needs so that we may adapt our platform to better suit our clients’ demands. Since March 2020, the COVID-19 pandemic greatly accelerated the demand for virtual care solutions and resulted in rapid growth and increased adoption of digital health technologies, which we were well positioned to undertake.
Our Channels
Focusing on the individual, we aim to provide a solution that is more comprehensive than other digital platforms by bringing together scientifically validated clinical programs and engaging content to deliver a personalized experience for our members, whether they come to us by way of the workplace, the exam room, or the living room. Strategically and intentionally building on this concept, our business is structured across three primary channels: enterprise, provider, and life sciences. While we are focused on the individual’s unique experience, our platform is purpose-built to seamlessly connect stakeholders to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes, regardless of entry point.
Enterprise Solutions
Our enterprise solutions are based on a software-as-a-service (“SaaS”) model that allows enterprise clients to message, motivate and manage their populations, and measure their populations’ progress, through one platform. Our enterprise clients can leverage our scientifically validated clinical protocols and personalized approaches, which drive high-impact engagement to achieve measurable outcomes and close gaps in care for their populations. Our enterprise clients include a range of stakeholders, from large employers and health systems to government agencies and health plans, that use our digital platform to engage with their populations, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services. We generate revenue from our enterprise clients by providing access to our core digital platform on a per member, per month basis with incremental fees charged per enrollee for access to our marketplace of digital therapeutics.
Provider Solutions
We offer providers a suite of data and information-driven solutions that are tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security and privacy standards. We have integrated a range of capabilities and introduced new services to support providers in a number of ways, and our current offerings include:
•Health Information Management: Automates health record requests, using a simple and efficient consent-based record access management solution.
•Value-Based Care: Enables providers and health systems to participate in value-based care arrangements by providing capabilities to identify care gaps, accurately document diagnoses, engage patients between visits and improve billing documentation; provides quality reporting solutions that help providers, practices, and systems measure their practices’ performance and success with value-based programs; and helps our clients navigate complex requirements, improve quality scores and measure performance which in turn, increases their reimbursement and quality earnings.
•Payment Integrity: Employs advanced analytics, AI, and process automation to support improvements in payment integrity for providers, payors and patients; and works with payors to defend against fraud, waste and abuse while helping providers with denial prevention issues.

•Chronic Condition Intervention: Helps providers identify eligible patients for diabetes and obesity management solutions and other chronic care conditions; and gives providers confidence that these services are covered and billable, as well as the convenience of digital prescriptions integrated into the provider workflow.
•Digital Patient Platform: Consolidates patients’ healthcare data into one place; provides the connectivity to generate care gap reminders that are seamlessly integrated into the patient’s digital healthcare journey.
We generate revenue from our provider clients based on the volume of health document requests and through subscription fees for various technology related services. Subscription fees are recognized ratably over a one- to three-year contractual period with the opportunity to sell additional solutions at any time.
Life Sciences (formerly Consumer Solutions)
In January, 2022, our consumer solutions channel (as referenced in previous filings), was renamed the life sciences channel in order to more accurately portray the customer base of the channel.
Our life sciences offering is a robust platform and suite of digital products and medical expert knowledge that provides members with personalized information, programs, and resources to improve their health and well-being. In support of pharma and other consumer brands, Sharecare drives significant patient engagement across our consumer audiences using a unique library of content.
To drive awareness, adoption and engagement on behalf of our partners, we have created a comprehensive strategy to reach the member through a unique mix of member outreach, including social media, search engine optimization and marketing and precision audience targeting. We generate revenue from our life sciences clients through products such as lead generation, sponsorships, audience targeting and condition-specific content.
Our Platform
Our platform begins with RealAge, which is a NCQA-certified health assessment that uses scientifically-based methods to assess a variety of behaviors and existing conditions of our members and provide them with an easily understandable metric for their physical health. With approximately 45 million individuals completing the assessment since its inception in 1998, RealAge delivers immediate results and recommendations about how to improve a member’s health, and also identifies behaviors, both positive and negative, that may be impacting it. Using RealAge as a person’s baseline, our algorithms power a data-driven dialogue with the member, creating a content-rich, personalized experience that presents them with relevant benefits programs, resources and providers for those needing healthcare and well-being support. As members change their behavior, the platform refines its predictive analytics to provide increasingly compelling recommendations.
Through our digital platform we are able to gain key insights into each member’s health gleaned from self-reported data, in addition to data from the smartphone, eligibility and claims, social determinants of health, and, in some cases, medical records. This data is then analyzed, with each member’s permission, to recommend personalized resources, tools, information and programs that meet each person where they are in their healthcare journey. Through our platform, members can store and access all their health data in one place. We then provide the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation; well-being solutions, such as financial health and anxiety management; and care navigation tools, such as find-a-doctor, prescription savings, clinical decision support and medical records. Our product design philosophy uniquely positions us to drive meaningful engagement while also aggregating a critical mass of behavioral data, to which we apply AI to more accurately personalize recommendations to predict and influence positive outcomes for each individual.
Beyond our offerings that focus on individual health and well-being, our platform also provides customized and innovative health data services to provider organizations around the country, helping them become more profitable, productive and secure. Our key product offerings are summarized below, many of which are owned by Sharecare. However, we have adopted an approach of partnering with best-in-class solutions and integrating them into our platform as an additional benefit to our enterprise clients. As a result, some of the digital therapeutics and other tools we offer are subject to agreements and arrangements that we have in place with third-party marketplace solution providers.
Key Capabilities of Our Flagship Platform
Benefits Hub. Within the Sharecare platform, the Benefits Hub provides a centralized opportunity to educate employees on and direct them to the benefits available to them through Sharecare, as well as those client programs or resources offered outside of our platform, such as: medical, dental, and vision insurance; 401K; legal benefits; telehealth services; and employer-specific programs.

Daily Health Tracking. With RealAge as our baseline, we motivate members to engage in their health by tracking their “green days,” the proprietary health currency we use to measure their daily progress towards the 13 critical health factors that impact one’s RealAge the most: weight, stress, smoke, sleep, relationships, medications, fitness, diet, cholesterol, blood pressure, steps, glucose and alcohol. Over time, members are prompted to recalculate their RealAge to see how much they have improved their health.
Engaging Challenges. Designed to impact the core health factors that influence the health and RealAge of our members, our challenges are time-based programs focused on driving engagement throughout the platform. Enterprise clients can create customized challenges specifically targeted for their populations and members can track their progress against others in the community via a leaderboard.
Health Profile. Through our health profile, a personal health record, serving as a living, breathing, evolving story of a member’s health, members can follow their own health journey. Controlled by the member, the health profile is one place for individuals to store and access their biometrics and health data at any time.
Lifestyle Risk Program. Upon completion of the RealAge test, members can begin participating in the RealAge program, our comprehensive healthy behavior program that targets four main categories of lifestyle risks: stress; sleep; nutrition; and activity personalized to the individual based on risk level for each lifestyle category gleaned through RealAge test responses and stated interests.
Rewards and Incentives. Designed to motivate engagement and drive behavior change that leads to improved health outcomes, we designed our rewards approach based on proven behavioral science principles that drive member engagement. Focusing on strategic activities and rewards that are tailored to the individual and easy to understand, we use personalized content and communications to educate and engage members to sustain participation over time. Reward activities are configurable by population to support key objectives like increased engagement or cost savings. Initial and sustained engagement focused activities are available, as well as those that meet participatory or outcomes-based requirements.
Symptom checker. AskMD is a personalized health consultation and comprehensive symptom checker that matches member answers against the latest clinical research to help members take ownership of their health and be better informed before visiting the doctor.
Digital Therapeutics Marketplace
An array of value-added proprietary and partner-powered solutions that integrate directly into our flagship platform are available for enterprise and provider clients to purchase for their populations.
Behavioral Health. Beyond the free content and resources available through the Sharecare platform to help people address a range of behavioral health challenges, including guided meditation and relaxation exercises, we offer several digital therapeutics to aid in anxiety and stress management, tobacco and vaping cessation and overeating that consumers may purchase directly or enterprise clients can “unlock” and sponsor for those in their own populations.
Diabetes. As the first end-to-end turnkey diabetes care and glycemic management program for health systems and physician groups, we integrate personalized high-touch interventions with high-tech products to improve the management of people living with diabetes across the care continuum. Our proprietary content, developed by clinical and operations specialists, is designed to ensure patient and professional education adhere to the latest standards of care and evidenced-based best practices and is coupled with FDA-cleared digital therapeutics for diabetes management optimization.
Disease Management. Using a combination of advanced disease algorithms and proprietary predictive risk models, we analyze medical and pharmacy claims, procedure and eligibility data to appropriately identify individuals with primary chronic conditions, such as diabetes, coronary artery disease, heart failure, chronic obstructive pulmonary disease and asthma. Individuals who are currently, or at near-term risk of, high healthcare utilization are then targeted for proactive outreach and intervention through the Sharecare platform.
Heart Disease. The first and only program scientifically proven to reverse the progression of heart disease, Ornish Lifestyle Medicine focuses on four key areas: eating; stress; love and support; and activity. We provide a multi-platform approach to train and certify health systems in effectively providing the Ornish Lifestyle Medicine program to their patients.
Lifestyle Coaching. We actively target and engage individuals who are at risk for developing a condition and, through the support of a personal coach, teach them how to take healthy steps to change behavior. Personalized to the participant, the program is designed to address areas that contribute to overall physical health and well-being, such as exercise, healthy eating, stress management, tobacco cessation, and weight management.

Digital Therapeutics Through Partnership. In addition to our owned digital therapeutics, we utilize partnerships to enhance our offerings on our platform through a seamless member experience. For example, we currently partner to bring a suite of applications that support women and their partners throughout the parenthood journey including fertility, pregnancy and parenting. In addition, while our platform already includes assessments, educational content, and tools to help members take action to mitigate financial stress and step into financial wellness, we also offer members access to SmartDollar, a leading online financial wellness solution that helps people get on a budget, save for emergencies, pay off debt, and save for retirement. Through partnership we can also help enterprise clients deliver their populations an evidence-based solution for preventing and improving musculoskeletal issues.
Community-Driven Care Solutions
At Sharecare, just as we are guided by our mission to help every person — no matter where they are in their health journey — live longer, better, we also are fiercely committed to ensuring the healthy choice is the easy choice across the places where people work, live, play and stay.
Blue Zones Project. Our Blue Zones Project is a community well-being improvement initiative in partnership with Adventist Health designed to change the way people experience the world around them by encouraging and promoting better lifestyle choices, such as commuting, eating and social habits. Because healthier environments naturally nudge people toward healthier choices, Blue Zones Project focuses on influencing the Life Radius®, the area close to home in which people spend 90% of their lives. Our 70 communities across 14 states have populations with greater well-being, improved health outcomes, reduced costs, and increased civic pride, all of which support healthy economic development.
Community Well-Being Index. Based on over 4 million surveys and more than 600 elements of social determinants of health data, our Community Well-Being Index (“CWBI”) serves as the definitive measure of community well-being across and within populations. A collaboration between Sharecare and the Boston University School of Public Health, CWBI combines individual risk derived from the Well-Being Index with community risk from the Social Determinants of Health Index to create a single composite measure that defines our collective health risk and opportunities.
Our data and insights on well-being inform more effective strategies that encourage the sustained lifestyle changes necessary for people to thrive and perform to their highest potential. For employers, health plans, health systems and community leaders, this holistic view of health provides the framework for understanding the underlying root causes of poor health, enabling hyper-targeted interventions that make the healthy choice the easy choice.
Digital Health Trials. With our acquisition of doc.ai, we expect that our platform will be able to offer individuals the opportunity to join a growing community of people who are advancing research in the healthcare field by participating in ongoing clinical trials. By doing so, we believe that we will be able to further connect the various individuals and stakeholders in the industry.
Health Security
As COVID-19 began to spread to the United States, we rapidly mobilized to help our client partners, and people in general, while maintaining an adaptability to handle the constantly evolving regulatory and clinical environment. As part of this initiative and building on our deep expertise in handling mass health data, we developed critical capabilities, including facility and employee readiness, digital vaccine assistant and passport to help a host of organizations mitigate the operational and health safety challenges introduced by the pandemic, while restoring confidence among people that their surroundings are safe.
Sales and Marketing
We sell our solutions through our direct sales organization and through partner relationships. Our direct sales team is comprised of sales professionals organized into one of three channels: enterprise; provider; and life sciences. Within each of these categories, our direct sales team is organized principally by channel, geography, segments, and/or account size. Our enterprise and provider contracts range in length from one to five year terms with most renewing automatically, and typically subject to cancellation by either party upon 90 days’ notice prior to the renewal date. These agreements contain standard commercial terms and conditions, including payment terms, billing frequency, and indemnification. The sales cycle for our solutions from initial contact with a potential client to client launch is difficult to predict and varies widely by client and segment, ranging from less than six months to well over a year.
Our Technology
Our “flagship” platform includes a single mobile application available on iOS, Android and the web as well as a suite of infrastructure and business services hosted in the Amazon Web Services, or AWS, cloud.

Designed as a mobile-first, scalable, configurable and easy to operate platform, we are purpose-built with enterprise-grade framework, uptime guarantees, processes, and organizational structures; and optimized for developing new services and features, change management, incident management, management of services, members and clients, and new client implementations.
To provide high levels of availability and enhance security, our system designs involve redundant subsystems and compartmentalized networks. To ensure compliance with privacy and security regulations as well as our obligations to our clients and members, we implement industry-standard processes and technical controls from software development to deployment and network administration, including regularly scheduled vulnerability scans and third-party penetration testing to reduce security risks in our system. On an annual basis, we also undergo independent, third-party ISO27001, HITRUST, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and SSAE 16 audits. Our systems are continuously monitored to ensure availability and we have institutionalized problem escalation and incidence management mechanisms.
Competition
Our primary competitors in the digital healthcare industry are other health tech companies that serve the needs of members across a broad set of health-related needs and are not limited to a single demographic. These digital health companies generally fall into one or more of the following platform types:
•Wellness/Well-being platforms that provide a range of solutions to support the wellness/well-being of their members, including health risk assessments, incentive administration, coaching and support programs for lifestyle and disease management, biometric screening, health and wellness challenges and activity tracking and other health-related content.
•Benefits Navigation platforms that provide solutions to help members navigate their health benefits programs, including solutions that integrate third party benefits information, tools for managing health spending accounts and other digital wallet offerings, guided benefits enrollment and other communications tools to make navigation of benefits more accessible for members.
•Health Navigation platforms that provide offerings to help members navigate their personal healthcare journey, including health concierge and advocacy services, home care, coordination of care and decision support, and solutions to help members access care, ensure price transparency and provide claims-driven personalization.
We also face competition from many other vendors in the digital healthcare space offering point solutions addressing only one specific aspect of a person’s health. These point solutions may either be offered on a standalone basis or incorporated into larger digital healthcare platforms, like us, through partnership arrangements. We expect to face increasing competition, both from current competitors, who may be well established and enjoy greater resources or other strategic advantages, as well as new entrants into our market, some of which may become significant competitors in the future. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense.
Employees and Human Capital Management
As of December 31, 2021, we had 3,279 employees worldwide, including approximately 321 nurses, clinicians and health coaches, as well as contract and part-time employees who are working less than 40 hours a week. In addition, as a result of the CareLinx acquisition, we utilize independent contractors to provide home health services. Of our total employees, 2,488 reside in the United States and 791 in other countries, such as Brazil, France, and Germany. None of our employees are unionized or members of collective bargaining arrangements, other than our employees in Brazil that are members of a collective bargaining agreement as required under Brazilian law. We believe our strong employee base, along with their commitment to our culture and uncompromising values, provides the foundation of our company’s success.
The attraction, retention, and development of talented colleagues is critical to our success. We accomplish this, in part, by developing our team members through learning, development and performance management programs. These programs include consistent new hire onboarding, new manager training, structured goal setting and annual performance management review processes as well as other customized approaches to development at the team or individual levels.
Our employees are responsible for supporting our ultimate goal of connecting doctors, health plans, employers, useful tools, and quality information to deliver robust solutions in an easy-to-use platform. We recognize that every employee has the opportunity to make a difference, and we have developed skill and competencies expectations to support them in meeting their full potential. In addition to their individual performance goals, our team members are measured annually in areas of communication, change management, problem solving, decision making, and conflict resolution, as well as in their ability to drive results, coach others, build trust, and act as an effective team member.

To keep our leadership team informed of the needs of our human capital assets, we track and report internally on key metrics including headcounts by functional area, onboarding experiences, colleague engagement levels and exit data.
We continue to vet and hone our organizational structure as our business evolves and accordingly, we establish new roles as needed to reflect the talent and capabilities required by our business. We have recently added talent at the senior management level, including the Chief Operating Officer, Chief Information Security Officer, Executive Vice President, Enterprise & Provider Solutions, and Chief Legal Officer positions.
Our human capital practices are governed by various federal, state and local regulations. We monitor key employment activities, such as hiring, termination and pay practices to ensure compliance with established regulations across the world.
Diversity
Our diversity, equity, and inclusion objective is to be a company where each individual in our organization genuinely belongs, is respected and valued and can do their best work. We embrace diversity, equity, and inclusion. A truly innovative workforce needs to be diverse and leverage the skills and perspectives of a wealth of backgrounds and experiences. To attract a diverse workforce, we strive to embed a culture where employees can bring their whole selves to work.
As of December 31, 2021, our workforce was comprised of female — 71%, minority — 36%, disability — 4%, and veterans — 2%. Our Executive Team of 22 included seven females and five minorities as of December 31, 2021. Our Medical Advisory Board of 20 included eight females and two minorities as of December 31, 2021. With our diversity recruiting initiatives we expect that we will increase our workforce diversity, and advance inclusion and equity within all Sharecare divisions to create future opportunities for all colleagues.
Safety
The safety and well-being of our employees is always our top priority and a primary focus of our leaders. All policies and procedures related to safety are reviewed and acknowledged by colleagues annually.
Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our team members while meeting the needs of our clients. Within weeks of the start of COVID-19 pandemic, we moved approximately 90% of our office-based team members to a work-from-home model with minimal impact to productivity. We immediately created, and then continuously evaluated and amended, protocols and guidelines to ensure the health and safety of our employees. We monitor and track the impact of the pandemic on our teammates and within our business operations. As a part of our COVID-19-focused employee communications, we frequently remind our Sharecare colleagues of the helpful resources and tools available to them. We continue to provide flexibility to our team members to work from home and make decisions appropriate for their circumstances.
Benefits
Our compensation program is based on our philosophy that total compensation should support the Company’s mission and values. We believe our compensation program is a management tool that when aligned with an effective communication plan, is designed to support, reinforce and align our values, business strategy, and operational and financial needs with a goal of growth and profitability. The program is designed to attract, motivate, and retain talented colleagues who are dedicated to the success of the organization.
In recognition of the need to employ top-tier talent, we strive to provide base salaries that meet or exceed the market for colleagues who are fully proficient and meeting expectations. The Company utilizes incentive or variable pay as a way to meet the strategic goals of the Company. Incentive pay is available to some colleagues with consideration of a number of factors and is based on individual goals that relate to company objectives as well as overall company performance. The compensation process is intended to be fair and simple so that all employees and managers understand the goals and the outcomes of the process. We are committed to administering the compensation program in a manner that is consistent and free of discrimination.
As a part of our total rewards offerings, we offer competitive benefits, evidenced-based programs and wellness tools to assist our employees in making the right choices every day, representing our commitment to employee health and wellness. We provide health, welfare and retirement benefits for our employees, including medical, HSA grants, dental, vision, life insurance, short- and long-term disability, paid time off, various voluntary insurance programs, tuition reimbursement, a robust EAP and a 401(k) retirement plan. Our offerings are designed to enhance employee productivity and loyalty by giving our team members the tools they need to live their healthiest, happiest, and most productive lives. As a leader in digital healthcare, we have also partnered with innovators to offer added tools that address specific aspects of personal and financial health.
Training

We continue to emphasize employee development and training. To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills and resources. Our Learning Management System platform supplements our talent development strategies through an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses.
We have all-company competencies focused on individual contributors to front-line managers to senior managers. These competencies focus on how we coach others, drive results, problem solve and make decisions, resolve conflict, build trust, build effective teams, manage change and communicate. We believe these behavioral expectations are integrated into the way we assess and select talent, manage performance and develop our people.
We are committed to identifying and developing the talents of our next generation leaders. For colleagues who have been promoted or hired as a people manager, we conduct New Manager Essentials training within 30-60 days. This training focuses on human resource laws and regulations, wage and hour standards for hourly workers, approving timecards, basics of interviewing, such as what you can and cannot ask, performance management as a manager including managing the performance improvement plan process, and transitioning from a peer to a manager.
For our mid-level leaders, we conduct a multi-day program that continues to support our key competencies such as team building, coaching with emotional intelligence, leading through transition and change, communicating appropriately, and how to manage difficult situations. To supplement our leader development programs we provide a quarterly newsletter developed in-house that is focused on current topics pertinent to our business.
We partnered with LinkedIn Learning to allow colleagues to develop in their current role by expanding their knowledge in areas of interest. Additionally, we have internal training courses on topics such as: critical conversations; managing a remote workforce; how to give and receive feedback; conducting interviews; time management/prioritization; setting performance management goals; and coaching to those goals. Utilizing the experience of our own colleagues, we also have a mentoring program in place for some of our operations.
Intellectual Property
Our intellectual property rights are important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality agreements and other similar agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that the overall significance to our business is minimal, and that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success.
As of December 31, 2021, we held 65 registered trademarks in the U.S. and also held 113 registered trademarks in foreign jurisdictions. In addition, as of December 31, 2021, we owned a number of copyrights and registered domain names for websites that we use in our business, such as www.sharecare.com.
As of December 31, 2021, we also owned a portfolio of (a) nine issued patents and (b) 24 pending patent applications in the U.S. In foreign jurisdictions, we had four patent applications and no issued patents as of December 31, 2021. As noted below, we believe that the impact of our patent portfolio is relatively minimal (with the exception of the doc.ai patent applications discussed below), and that our current solutions and revenue are driven primarily by our brands (including our registered trademarks), along with our knowledge and trade secrets.
We have historically acquired a substantial portion of our intellectual property through acquisitions. Nearly all of our issued patents were acquired through our acquisition of the Population Health business of Healthways in 2016 and consist of patents for various automated medical diagnostic and treatment advice systems, disease management systems, panel diagnostic systems and an end-of-life predictive model. The patents acquired from Healthways expire between 2022 and 2030 and we do not believe any of them to be integral to the functionality of our existing solutions.
One pending patent application was acquired through our acquisition of MindSciences and relates to behavior change user interface response. Similar to the Healthways patents discussed above, we do not believe this patent application to be integral to the functionality of any of our existing solutions.
In connection with our acquisition of doc.ai, we further enhanced our intellectual property portfolio with the acquisition of a portfolio comprising one issued patent, 25 current patent applications (including applications in the U.S., China, and Japan) and three trademark registrations/applications in the U.S. as of December 31, 2021. doc.ai’s patent applications consist of applications with respect to software and AI in the healthcare field and expire between April 2037 and October 2040.
More so than patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information by, in part, entering into confidentiality agreements and intellectual property assignment agreements with our employees and other partners. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all of employees and other partners, or that to the extent an agreement is in place, it will not be breached or will afford us adequate protection of our intellectual property and proprietary rights. For additional information, see “Risk Factors — Risks Related to Legal and Regulatory Matters — Failure to protect or enforce our intellectual property rights could harm our business, financial condition, and results of operations.”
Licensing and Collaboration Agreements
We have historically leveraged, and intend to continue to leverage, licensing and other third-party collaboration agreements in order to expand and enhance the suite of solutions we are able to offer to our clients and members.
For example, we have entered into a license and/or collaboration agreement with respect to each of the digital therapeutic solutions provided through our suite of marketplace solutions that are integrated into our platform as discussed under “Our Platform — Digital Therapeutics Marketplace.” Although each marketplace solution that is integrated into our platform provides an opportunity for our members to meet their healthcare needs for a particular set of health issues, these marketplace solutions together accounted for less than 5% of our total revenue for the year ended December 31, 2021, and we do not believe any single marketplace solutions is critical to our platform. Moreover, we intend that our suite of marketplace solutions will evolve over time as healthcare needs change. As a result, we expect to periodically pivot to additional or replacement marketplace solutions (or to develop our own solution alternatives) as existing marketplace solutions become obsolete or otherwise fail to meet the evolving needs of our members.
In addition to licensing and/or collaboration agreements with respect to our suite of marketplace solutions, certain of our other offerings are subject to licensing agreements, such as our Blue Zones Project initiative in partnership with Adventist Health. We also license various software and services from third-party providers in connection with the operation of our platform and business. See “Risk Factors — Risks Related to Technology and Data Privacy — We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software, and other third parties for providing services to our clients and members, and any failure or interruption in the services provided by these third parties or the inability to access our platform on third-party operating systems could negatively impact our relationships with clients and members, adversely affecting our business, financial condition, and results of operations.”
Regulatory Matters
Our business is subject to extensive, complex, and rapidly changing federal, state, and foreign laws and regulations. Specifically, our solutions are subject to extensive regulation covering the privacy and security of personal health information. Because maintaining the safety of our platform and keeping personal information secure and confidential are our most important responsibilities as a healthcare company, we have structured our operations with a focus on compliance. We continue to monitor and respond to changes in the regulatory landscape, however, there can be no assurance that our operations will not be challenged or impacted by such changes.
HIPAA and Other Privacy and Security Requirements
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, particularly protected health information (“PHI”). HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI. We are regulated as both a business associate and covered entity under HIPAA. In addition to HIPAA, some states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health information. Such state laws can be similar to or even more protective than HIPAA, in which case we must comply with the more stringent law. We also may become increasingly subject to foreign laws governing the privacy and security of personal information, such as the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) as we continue to expand our business internationally. As a result, it may be necessary to modify our planned operations in order to ensure we are in compliance with the stricter state or foreign laws.
In order to comply with the requirements of HIPAA and other similar state laws, we have implemented safeguards to protect our members’ PHI, including storing and transmitting PHI securely in compliance with the HIPAA Security Rule, utilizing the minimum data necessary to provide any particular service, restricting the use and sharing of PHI, limiting access to PHI to authorized personnel, maintaining training programs on how to protect PHI and ensuring business associate agreements and data sharing agreements are in place with the appropriate parties.
Data Protection and Breaches

In recent years, there have been a number of well-publicized data breaches involving the improper disclosure of individuals’ PHI or other personal information. Certain states have reacted to these breaches by enacting laws and regulations requiring holders of such information to take additional steps, including responding to breaches in certain timeframes, to safeguard the information. While HIPAA requires us to report breaches of unsecured PHI to our clients no later than 60 days following discovery of the breach, our own compliance standards and the terms of our contractual agreements require earlier reporting of any such breach. We are also required to notify the U.S. Department of Health and Human Services and, in cases involving large breaches, the media.
In addition to the HIPAA compliance measures discussed above, we de-identify, encrypt and back up data, maintain company-wide security awareness training, enter into business associate agreements with our partners, as well as ensure our partners have implemented physical security and safeguards at the data centers where our data is stored and conduct regular internal and external security audits. See “Risk Factors — Risks Related to Legal and Regulatory Matters — Our use, disclosure, and other processing of PII and PHI is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, have a material adverse effect on our client base, member base, and revenue.”
Other Healthcare Regulations
In addition to data privacy laws, our operations and arrangements with healthcare professionals, clients and third-party payors may subject us to various federal, state, and foreign healthcare laws and regulations, including without limitation, fraud and abuse laws, such as the federal Anti-Kickback Statute; civil and criminal false claims laws; physician transparency laws; and state laws regarding the corporate practice of medicine and fee-splitting prohibitions. These laws may impact, among other things, our sales and marketing operations, and our interactions with healthcare professionals. Although we have adopted policies and procedures designed to comply with these healthcare laws and regulations, failure to maintain compliance could result in significant penalties and require changes in our business operations.
International Operations
We have international operations in Brazil and France that provide health and wellness services to corporate and health insurer clients. In Brazil, we have a 10 year joint venture agreement with SulAmerica (“SAS”), one of the largest insurance companies in the country, under which we provide services to SAS and other third-party clients. Services are delivered via our platform and local contact centers, including nursing and lifestyle management outreach for disease management, senior programs, coaching and inbound nurse triage call lines. In France, we provide a tobacco cessation offering to a health insurer population. We may, in the future, expand our international operations as opportunities become available.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our internet web site at www.sharecare.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is https://www.sec.gov/.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://investors.sharecare.com. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our fourth amended and restated certificate of incorporation (the “Charter”), amended and restated bylaws (the “bylaws”), governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website is not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, all of which are more fully described in the risk factors below. These risks include, but are not limited to:
•our ability to adapt in a rapidly evolving industry and to promote and improve the benefits of our platform;
•our ability to compete against current and future competitors;
•our ability to maintain and expand our relationship with our clients and partners;
•risks associated with a decrease in the number of members with access to our offerings;
•risk of economic uncertainty or downturns, particularly as it impacts the healthcare industry;
•the impact of the COVID-19 pandemic and other catastrophic events;
•the failure of our platform and solutions to achieve market acceptance and our ability to develop, or incorporate through acquisition or partnership, new solutions, or enhancements, new features and modifications to existing solutions;
•risk of the loss of any of our significant partners;
•our ability to recruit, retain, and develop our workforce, and in particular our key personnel and senior management team;
•our ability to establish and maintain strategic relationships with third parties;
•our ability to successfully identify, consummate and successfully integrate acquisitions and investments;
•our ability to maintain our historic growth rates and effectively manage our growth in the future;
•rapid technological change in the virtual care market or the inability to develop new solutions, features and modifications that are adopted;
•security breaches, loss of data and other disruptions;
•failures of our cyber-security measures that expose the confidential information of us, our enterprise partners, or members;
•any failure or interruption in the services of our internet infrastructure, bandwidth providers, and other third party suppliers;
•risk that we may be subject to legal proceedings and the insurance we maintain may not fully cover all potential exposures;
•our ability to comply with evolving regulations, including healthcare and privacy and security regulations;
•our ability to protect or enforce our intellectual property rights;
•our level of indebtedness and our ability to fund debt obligations and meet financial covenants in our debt instruments;
•our ability to obtain additional capital in the future;
•our ability to operate as a public company, including with respect to increased costs and demands on management as a result of complying with additional laws and regulations;

•our ability to establish and maintain an effective system of disclosure controls and internal control over financial reporting, including the ability to remediate an identified material weakness in our internal controls over financial reporting; and
•the trading price of our common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.
Risks Related to our Business and Industry
Our industry is rapidly evolving and undergoing significant technological change. If we are not successful in adapting to this evolving environment and promoting and improving the benefits of our platform, our growth may be limited, and our business may be adversely affected.
The digital healthcare industry is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, and intense competition. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry and the substantial resources available to our existing and potential competitors. It is uncertain whether our market will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are constantly evaluating the marketplace for ways to broaden and improve our client and member experience through product innovation, partnerships, and acquisitions.
Our success depends to a substantial extent on the willingness of individuals to increase their use of digital health platforms to manage their healthcare journey, our ability to demonstrate the value of our solutions to our current and future clients, and our ability to drive engagement and activation within the populations of current and future clients. If our existing or future clients do not recognize the benefits of our platform or we do not achieve sufficient engagement and activation of our clients’ populations, then the market for our solutions might develop more slowly than we expect, which could adversely affect our operating results.
We may be unable to compete effectively against our current and future competitors, which could have a material adverse effect on our results of operations, financial condition, business, and prospects.
The market for our solutions is highly competitive, rapidly evolving, and fragmented. We compete with other digital health technology companies that serve the needs of members across a broad set of health-related needs, typically through platforms focused on wellness/well-being, benefits navigation, and/or health navigation. We also face competition from many other vendors in the digital healthcare industry offering point solutions addressing only one specific aspect of a person’s health.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could materially adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future sponsors or partners, thereby limiting our ability to grow our strategic relationship with such parties. Our existing point solution partners may also develop new capabilities over time that address similar needs to, and compete with, other portions of our platform. If we are unable to compete effectively with these or other competitors, our business, financial condition, and results of operations could be materially adversely affected.
Many of our competitors may also have longer operating histories and significantly greater financial, technical, marketing, and other resources than we have. As a result, some of these competitors may be in a position to devote greater resources to the development, promotion, sale, and support of their products and services and have offered, or may in the future offer, a wider range of products and services that are increasingly desirable to potential clients, and they may also use advertising and marketing strategies that (including loss-leaders) achieve broader brand recognition or acceptance.
We derive a material portion of our revenue from our largest clients. The loss, termination, or renegotiation of any contract with such clients could negatively impact our results.
Historically, we have relied on a limited number of our largest clients for a material portion of our total revenue and accounts receivable. One client accounted for 17%, 16% and 11% of our revenue for the years ended December 31, 2019, 2020, and 2021, respectively. For the years ended December 31, 2019, 2020, and 2021, our top 10 clients accounted for 44%, 44% and 40% of our revenue, respectively. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients regarding the solutions we provide and the terms of our client agreements, including our fees. As our clients’ businesses respond to market dynamics and financial pressures, and as our clients make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, we expect that certain of our clients will, from time to time, seek to restructure their agreements with us. In the ordinary course of our business, we renegotiate the terms of our agreements with our clients in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original client contracts and consequently could negatively impact our revenue, business, and prospects.
Because we rely on a limited number of our largest clients for a material portion of our revenue, we depend on the creditworthiness of these clients. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, affect our bad debt reserves and negatively impact our net income.
Our sales cycles can be long and complicated and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and related revenue recognition is difficult to predict because of the length of our sales cycle, particularly with respect to our enterprise clients which include a range of clients from large employers and health systems to government agencies and health plans. The sales cycle for our solutions from initial contact with a potential client to enrollment launch varies widely, ranging from less than six months to well over a year. Our sales efforts involve educating our clients about the ease of use, technical capabilities, and potential benefits of our platform. Some of our enterprise clients undertake a significant and lengthy evaluation process, including to determine whether our platform meets their specific healthcare needs, which frequently involves evaluation of not only our platform but also an evaluation of other available services and solutions. Once an enterprise client enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as members. During this process, we expend significant resources on sales and marketing activities, which may negatively impact our operating margins, particularly if no sales occur. There are a number of factors that contribute to the timing of client purchases and the variability of our revenue recognition, including budgetary constraints, funding authorization, and changes in client personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Our sales process may also be extended as a result of travel restrictions and business interruptions caused by the COVID-19 pandemic. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories, and market additional solutions. Moreover, we may in the future enter into agreements under which we will not receive any payments or recognize any revenue until we complete a lengthy implementation cycle. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our margins could be adversely affected, our revenue could be lower than expected and our business, financial condition and results of operations may be adversely affected.
We have also historically experienced some unpredictability and cyclicality in the timing for recognizing revenue, with higher revenue in some quarters compared with others. For example, with respect to our enterprise clients, and in particular our clients with contract years commencing at the beginning of a calendar year, we record a disproportionate amount of revenue from such clients during the fourth quarter of our fiscal year relative to the first three quarters of our fiscal year. In addition, we have also historically recorded disproportionately higher revenue from our life sciences channel in the fourth quarter of our fiscal year as a result of our sponsors committing incremental marketing dollars available for the fiscal year. If these cyclical fluctuations in our business become more pronounced in the future, our business, financial condition and results of operations may be exposed to further volatility.
If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional solutions from us, it could have a material adverse effect on our business, financial condition, and results of operations.
We expect to derive a significant portion of our revenue from renewal of existing client contracts and sales of additional solutions to existing clients. As part of our growth strategy, for instance, we are focused on offering additional solutions to our existing clients in order to enhance member experience, improve clinical results, and increase our revenue per year. We also believe there is significant opportunity to cross-sell our provider solutions to existing accounts. As a result, expanding the solutions that we provide to our existing client base is critical to our future business, revenue growth, and results of operations.
Factors that may affect our ability to sell additional solutions include, but are not limited to: the price, performance, and functionality of our solutions; the availability, price, performance, and functionality of competing solutions; our ability to develop and sell complementary applications and services; the stability, performance, and security of our hosting infrastructure and hosting services; changes in healthcare, data privacy and other laws, regulations, or trends; and the business environment and development of our clients.

With respect to our enterprise clients, contracts with health plans and integrated healthcare systems generally range from three to five years, with several comprehensive strategic agreements extending up to ten years in length, while contracts with large employers generally have two to four year terms. Our provider channel’s revenue is based on the volume of health document requests fulfilled and subscription fees for various technology-related services that assist providers with performance and risk-adjustment tools, billing contract compliance and enhanced patient care. Subscription fees are recognized ratably over a one to three year contractual period. Our clients generally have no obligation to renew their contracts for our solutions after the initial terms expire. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations also depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions from us, our revenue may decline, or our future revenue growth may be constrained.
In addition, after the initial contract term, a significant number of our client contracts allow clients to terminate such agreements for convenience at certain times, typically with an advance notice. If a client terminates its contract early and revenue and cash flows expected from a client are not realized in the time period expected or not realized at all, our business, financial condition, and results of operations could be adversely affected.
Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.
In recent years, global markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This uncertainty has been exacerbated in particular by the ongoing COVID-19 pandemic and the continuously evolving response thereto by governments, private businesses or others to contain the spread of the virus and its variants, as well as inflation, supply chain disruptions and geopolitical tensions such as the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities and could cause our clients to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. Our clients’ ability to make timely payments to us may also be impacted by their own customers’ financial condition or ability to gain timely access to credit causing payments to our clients to be delayed. If our clients are not able to make timely payments to us, we may be required to increase our allowance for doubtful accounts and our business, financial condition, and results of operations could be materially negatively impacted.
Furthermore, we have enterprise clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our enterprise clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our clients.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, of any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.
The growth of our business relies, in part, on the growth and success of our enterprise clients and the number of members with access to our offerings, which are difficult to predict and are affected by factors outside of our control. If the number of members of the populations of our enterprise clients decreases or the number of those members that utilize our solutions decreases, our revenue will likely decrease.
Under most of our enterprise client contracts, we base our fees on the number of individuals enrolled in the solutions subscribed to by our enterprise clients. In addition, some fees are subject to credits if certain performance criteria are not met, which in some cases depend on the behavior and health of our members, such as their continued engagement with our solutions, and other factors outside of our control. Many factors may lead to a decrease in the number of individuals covered by our enterprise clients and the number of solutions subscribed to by our clients, including, but not limited to: natural attrition of members of our enterprise clients’ populations; decline in prevalence of employer-sponsored healthcare or private health insurance coverage; continued acceptance of our solutions by members and prospective members; the timing of development and release of new solutions; introduction and development of features and functionality that are lower cost alternatives by our competitors; technological changes and developments that we cannot respond to within the markets we serve; and changes in the healthcare industry. The growth forecasts of our enterprise clients are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate and their member enrollment in our solutions could fail to grow at anticipated rates, if at all. If the number of individuals covered by our enterprise clients decreases, or the number of solutions to which they subscribe decreases, for any reason, our enrollment rate may decline and our revenue will likely decrease which would harm our business, financial condition, and results of operations.
Our sales and the success of our marketing efforts depend in part on our ability to call upon our current clients to provide positive references to new, potential clients. Failure to obtain such references may adversely affect our ability to grow our client base and have a negative and adverse effect on our business, financial condition, and results of operations.
Our sales and the success of our marketing efforts depend in part on our ability to call upon our current clients to provide positive references to new, potential clients. The loss or dissatisfaction of our clients, particularly our large, long-term enterprise clients, including as a result of our platform providing a poor member experience, could adversely affect our brand and reputation and our ability to rely on our clients for positive references. If that were to occur, it could substantially harm our ability to maintain existing clients, attract new clients, and sell and achieve widespread adoption of our solutions, and, in turn, our business, financial condition, and results of operations.
We face risks, such as unforeseen costs and potential liability in connection with content we produce, license, and distribute through our platform.
As a producer and distributor of content, we face potential liability for negligence, copyright, and trademark infringement, or other claims based on the nature and content of materials that we produce and distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We may purchase content that we ultimately decide not to place on our platform, to remove from our platform, or to discontinue or alter if we believe such content might not be well received by our clients or members or could be damaging to our brand and business.
To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our platform, or if we incur unforeseen liabilities with respect to the content we produce or distribute, our business may suffer. Litigation to defend related claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.
The growth of our business and future success relies, in part, on our partnerships and other relationships with third parties and our business could be harmed if we fail to maintain or expand these relationships.
In the ordinary course of our business, we may enter into partnerships and other collaborations, in-licensing arrangements, joint ventures, and strategic alliances with third parties to develop proposed solutions, or integrate existing solutions into our platform. Proposing, negotiating, and implementing partnerships, collaborations, in-licensing arrangements, joint ventures, or strategic alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. In particular, these collaborations may not result in the development or integration of solutions that achieve commercial success or result in significant revenues and could be terminated prior to developing or integrating any solutions. In addition, the financial condition and viability of our collaborators is beyond our control. Failure to retain and expand any of our partnerships or other third-party relationships, or the failure of our collaborators to remain a viable business, could harm our relationships with our clients and our reputation and brand.
Additionally, we may not be in a position to exercise sole decision making authority regarding certain transactions or arrangements, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to their own or our future solutions. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
We could face reputational damage or loss of trust from our clients and members as a result of transferring inaccurate or incomplete information, as well as potential regulatory risk or other liability for errors in processing information, all of which could harm our business, financial condition and results of operations.

We provide healthcare-related information for use by our partners, clients and members. However, data in the healthcare industry is generally fragmented in origin, inconsistent in format, and often incomplete. To the extent the information from third-parties that we transfer is incorrect or incomplete, we may suffer reputational risks and loss of trust from our partners, clients and members. We may also face potential regulatory risk or other liability to our partners, clients and members to the extent that we transfer inaccurate or incomplete data as a result of our own processing errors rather than simply passing on third-party information. For example, if, as a result of such a processing error, we provided sensitive information to the wrong party or such error results in incorrect delivery of services, we could be exposed to risk of regulatory non-compliance under HIPAA or personal liability to our partners, clients and members under state law causes of action such as negligence. We could also be subject to liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage for such claims, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.
Our business, financial condition, and results of operations may be adversely affected by the COVID-19 pandemic or other similar epidemics or adverse public health developments.
The COVID-19 pandemic caused many governments to implement quarantines and significant restrictions on travel, or to advise that people remain at home where possible and avoid crowds. Healthcare providers around the world, including certain of our partners and clients, have faced, and continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages, and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty, and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.
The recent resurgence of COVID-19 as a result of the emergence of new variants of the virus (such as Delta and Omicron) and related current and future measures to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to: increasing the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements; reducing the demand of the solutions offered on our platform due to restrictions on elective procedures and access to hospitals and other healthcare facilities; causing one or more of our clients or partners to file for bankruptcy protection or shut down; negatively impacting our ability to provide our solutions to clients and members; and harming our business, financial condition, and results of operations. Conversely, certain of our platforms, our heath security solutions in particular, experienced an uptick in demand as a result of the COVID-19 pandemic. As government restrictions and mandates designed to contain the spread of COVID-19, demand for these solutions may decrease.
Furthermore, we cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and in turn, we also expect to face difficulty accurately predicting our internal financial forecasts.
Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, terrorism, and health epidemics.
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, health pandemic (including COVID-19) or epidemic, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail, or be negatively impacted as a result of a disaster or catastrophic event, our ability to deliver our platform and solutions to our clients and members would be impaired or we could lose critical data. If we are unable to develop and execute adequate plans to ensure that our business functions continue to operate during and after a disaster or catastrophic event, our business, financial condition, and results of operations would be harmed.
We have implemented a disaster recovery program that allows us to move platform traffic to a backup data center in the event of a catastrophe. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business, financial condition, and results of operations may be harmed.

We depend on our talent and corporate culture to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, including our senior management, we may not be able to grow effectively.
Our success depends in large part on our ability to attract and retain high-quality employees in sales, services, engineering, marketing, operations, finance, and support functions. Competition for qualified employees is intense in our industry and has increased across most industries over the last year, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. If we face labor shortages or increased labor costs because of increased competition for employees or independent contractors, as well as other employee benefits costs, our operating expenses could increase, and our profitability and growth could be negatively impacted. To attract and retain key personnel, we use various measures, including an equity incentive program for key employees. However, these measures may not be enough to attract and retain the personnel we require to operate our business effectively.
For example, employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value. Conversely, to the extent employees receive significant proceeds from sales of vested equity awards in the public markets, their motivation to continue to work for us may be reduced.
Our future also depends on the continued contributions of our senior management team, each of whom would be difficult to replace. We rely on our leadership team in the areas of operations, technology, marketing, sales, and general and administrative functions. From time to time, there may be changes in our senior management team that may be disruptive to our business, particularly if we have failed to have in place and execute an effective succession plan. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, financial condition, and results of operations could be harmed.
In addition, we believe that our culture has been and will continue to be a critical contributor to our success and our ability to attract and retain highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork, and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth and recruit additional talent.
If we are not able to maintain and enhance our reputation and brand recognition, our business, financial condition, and results of operations could be adversely affected.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients, partners, and sponsors, and to our ability to attract new clients, partners, and sponsors. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our business, financial condition, and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients, partners, or sponsors could harm our reputation and brand and make it substantially more difficult for us to attract new client, partners, and sponsors. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow or our current revenue may decline and we could lose our relationships with our existing clients, partners, and sponsors, including, in particular, our enterprise clients, which would harm our business, financial condition, and results of operations.
Risks Related to Future Growth
Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely affect our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.
We have made a number of acquisitions, and expect to continue making acquisitions to add employees, complementary companies, solutions, technologies, or revenue. These transactions could be material to our business, financial condition, and results of operations. We also expect to continue to evaluate and enter into discussions regarding a number of potential partnerships and other transactions with third parties. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•implementation or remediation of controls, procedures, and policies at the acquired company;
•difficulties in integrating and managing the combined operations, technologies, technology platforms, and solutions of the acquired companies and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
•integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;
•failure to successfully further develop the acquired technology or realize our intended business strategy;
•our dependence on unfamiliar affiliates and partners of acquired businesses;
•uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
•unanticipated costs associated with pursuing acquisitions;
•failure to successfully onboard clients or maintain brand quality of acquired companies;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
•inability to maintain our internal standards, controls, procedures, and policies;
•difficulties in complying with antitrust and other government regulations;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”);
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value; and
•failure to accurately forecast the impact of an acquisition transaction.
Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation of, and ownership and rights in, intellectual property, existence of open source, and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.
Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by partners, clients, members, investors or our other stakeholders.
Additionally, competition within our industry for acquisitions of business, technologies, and assets is intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, and results of operations could be harmed.
We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth.
We have experienced significant growth in the last 10 years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to expand our footprint and establish new client relationships, expand our existing client relationships, including offering additional solutions to our existing clients, and grow and evolve our platform capabilities with the changing needs of our industry. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our solutions relative to those offered by our competitors, our ability to demonstrate the value of our existing and future solutions, our ability to foster and develop our existing and new partner relationships, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our solutions than we currently anticipate, which could adversely affect our results of operations and growth prospects.
If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition, and results of operations could be adversely affected.
Our historical rapid growth and expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative solutions or execute on our expansion strategy through acquisition or new partnership relationships. This could negatively affect our business performance.
The estimates of market opportunity and forecasts of market growth included herein may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates in this Annual Report on Form 10-K relating to the expected growth of the digital healthcare market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.
As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.
As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic, and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international solutions need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, digital healthcare, privacy, data storage, location, protection and security. Our ability to provide solutions internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements.
Our international operations increase our exposure to, and require us to devote management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls, and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability, and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.
Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes, and time zones. Our international operations encounter labor laws, customs, and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges. Our international operations may also expose us to foreign currency exchange risks.
Risks Related to Technology and Data Privacy
The failure of our platform to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition, and results of operation to be materially and adversely affected.
Our current business strategy is highly dependent on our platform achieving and maintaining market acceptance. Market acceptance and adoption of our platform depends on educating our clients and members as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of the solutions offered on our platform as compared to competitive solutions. If we are not successful in demonstrating to existing and potential clients and members the benefits of our solutions, our sales may decline or we may fail to increase our sales in line with our forecasts.
Achieving and maintaining market acceptance of our solutions could be negatively impacted by many factors, including the perceived risks and rate of acceptance associated with the use of digital healthcare technologies generally as compared to traditional healthcare solutions. In addition, our platform may be perceived by our partners, clients, and members to be more complicated or less effective than traditional approaches, and people may be unwilling to adopt our platform solutions.
If we are not able to develop new solutions, or successful enhancements, new features and modifications to our existing solutions, or otherwise incorporate such new solutions or enhancements, new features or modifications to existing solutions through acquisition or partnership, our business, financial condition, and results of operations could be adversely affected.
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solutions and could necessitate changes or modifications to our solutions to accommodate such changes. For example, consumers of our home health solutions recently implemented as a result of the CareLinx acquisition often depend on reimbursement from third-party payors, including insurance companies and Medicare. If applicable laws and regulations were to change, or if insurance companies were to reduce or eliminate reimbursement for certain home health solutions, demand for these solutions could be adversely impacted.
We invest substantial resources in researching and developing, or otherwise incorporating into our platform through acquisition or partnership, new solutions or enhancements to our existing solutions by incorporating additional features, improving functionality, and adding other improvements to meet our clients’ and members’ evolving needs. The success of any enhancements or improvements to our solutions or any new solutions depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies on our platform and third-party partners’ technologies, and overall market acceptance. We may not succeed in developing or incorporating, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our solutions or any new solutions that respond to continued changes in market demands or new client requirements, and any enhancements or improvements to our solutions or any new solutions may not achieve market acceptance. Since developing, or incorporating through acquisition or partnership, our solutions is complex, the timetable for the release of new solutions and enhancements to existing solutions is difficult to predict, and we may not offer new solutions and updates as rapidly as our clients require or expect. Any new solutions that we develop or incorporate into our platform, or through acquisition or partnership, may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new solutions, we may experience a decline in revenue of our existing solutions that is not offset by revenue from the new solutions. For example, clients may delay adoption of new solutions to permit them to make a more thorough evaluation of these solutions or until industry and marketplace reviews become widely available. Some clients may hesitate to migrate to a new solution due to concerns regarding the performance of the new solution. In addition, we may lose existing clients who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition, and results of operations.
We may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development or incorporation in our platform, introduction or implementation of new solutions, enhancements, additional features, or capabilities. If clients do not widely purchase and adopt our solutions, we may not be able to realize a return on our investment. If we do not accurately anticipate customer demand or we are unable to develop, license, or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by clients or members brought against us, each of which could have a material and adverse effect on our reputation, business, financial condition, and results of operations.
We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software, and other third parties for providing services to our clients and members, and any failure or interruption in the services provided by these third parties or the inability to access our platform on third-party operating systems could negatively impact our relationships with clients and members, adversely affecting our business, financial condition, and results of operations.
Our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members.
Our platform relies, in part, on broad interoperability with a range of operating systems and third-party applications. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. Should the interoperability of our platform across devices, operating systems and third-party applications decrease, or if members are unable to easily and seamlessly access our application or information stored in our platform, our business, financial condition, and results of operations could be harmed.
We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solutions, result in a failure of our solutions, and injure our reputation.
Our solutions may not operate properly, which could damage our reputation, give rise to claims against us or our partners, or divert application of our resources from other purposes, any of which could harm our business, financial condition, and results of operations.
Software development is time-consuming, expensive, and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover problems or design defects that prevent our solutions and platform, including third-party solutions integrated into our platform, from operating properly. Moreover, we may encounter incompatibilities or other technical issues resulting from the interaction of proprietary and/or third-party solutions included in our platform. If our proprietary or third-party solutions do not function reliably, malfunction, or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or our partners or attempt to cancel their contracts with us. This could damage our reputation, or the reputation of our partners, and impair our ability to attract or maintain clients.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been used by our clients and members. Any real or perceived errors, failures, bugs, or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, or the reputation of our partners, loss of clients, loss of members, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue, or liability for damages, overpayments and/or underpayments, any of which could harm our enrollment rates. In such an event, we may be required or may choose to expend additional resources to remediate the problem. These efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating issues, we may experience damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with partners that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to a particular claim. Even if unsuccessful, a claim brought against us by any client or partners would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.
If our enterprise resource planning system or other licensed software systems prove ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our members and clients.
Data integrity problems in our enterprise resource planning system or other licensed software systems or other issues may be discovered which, if not corrected, could impact our business, financial condition, and results of operations. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of our use of such system, migrations, or improvements to our systems, integration of newly acquired businesses into our system, other periodic upgrades or updates, or other external factors that are outside of our control. From time to time we implement additional software systems, and we may also transition to new systems, which may be disruptive to our business if they do not work as planned or if we experience issues relating to their implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our users. If we encounter unforeseen problems with our enterprise resource planning system or other related systems and infrastructure, our business, financial condition, and results of operations could be adversely affected.
Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business, partners, clients, or members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect, store, use, and disclose sensitive data, including PHI and other types of personal data or personally identifiable information (“PII”). We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our partners, clients, and members. Our member information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of on-site systems, managed data center systems, and cloud-based computing center systems.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence, or malfeasance, have created, and can in the future create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, and transmission of client, user, and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII, and other confidential information, we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical, and technological safeguards to address these risks, such as by requiring outsourcing subcontractors who handle client, and member information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of clients or members or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on client, member, and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
Any such breach or interruption of our systems or any of our third-party information technology partners has, and in the future could, compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, and regulatory penalties. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct development activities, collect, process, and prepare company financial information, provide information about our current and future solutions, and engage in other education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
Risks Related to Legal and Regulatory Matters
We may be subject to legal proceedings, litigation, regulatory and other disputes, and governmental inquiries which are costly to defend and could adversely affect our business, financial condition, and results of operations.
We may be party to lawsuits, legal proceedings and other disputes in the normal course of business. These matters are often expensive and disruptive to normal business operations. We have faced, and may in the future face allegations, lawsuits, and regulatory inquiries, audits and investigations regarding data privacy, medical liability, security, labor and employment, consumer protection and intellectual property infringement, misappropriation, or other violation, including claims related to privacy, patents, publicity, trademarks, copyrights, contractual obligations and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code, or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances, business practices or other contractual obligations, including public disclosures about our business.
Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant and not covered by applicable indemnification arrangements or otherwise exceed the limits of our insurance. Adverse outcomes with respect to litigation or any of these legal proceedings or other disputes may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solutions or require us to stop offering certain features, all of which could negatively impact our enrollment rate and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
Evolving government regulations may require increased costs or adversely affect our business, financial condition, and results of operations.
In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition, and results of operations.
There is also uncertainty regarding whether, when, and what other health or data privacy reform initiatives will be adopted and the impact of such efforts on our business, as well as on the businesses of our partners and clients. The implications of such proposals may be unexpected, and such measures, if implemented, could alter the landscape of our industry in ways that adversely affect our business.

There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
In the states in which we operate, we believe we are in compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. Similarly, we believe we are in compliance with all applicable material regulations in each international jurisdiction that we operate. In the event that we must remedy such violations, we may be required to modify our solutions in such states or other jurisdictions in a manner that undermines our solution’s attractiveness to partners, clients, or members, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states or other jurisdictions are overly burdensome, we may elect to terminate our operations in such states or other jurisdictions. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.
Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state or jurisdictional medical board licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our solutions from being offered to clients and members, which could have a material adverse effect on our business, financial condition, and results of operations.
If we fail to comply with healthcare and other governmental regulations, we could face substantial penalties, liabilities, or reputational harm and our business, financial condition, and results of operations could be adversely affected.
Our solutions, as well as our business activities, are or may in the future be subject to a complex set of regulations and rigorous enforcement, including by the U.S. Food and Drug Administration (the “FDA”), Federal Trade Commission (the “FTC”), U.S. Department of Justice, U.S. Department of Health and Human Services (“HHS”), Office of the Inspector General and Office for Civil Rights, and numerous other federal and state governmental authorities.
Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal, state and foreign healthcare laws and regulations that may affect our ability to conduct business include, without limitation:
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of PHI on certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•state laws governing the privacy and security of personal information beyond health information, including state breach notification requirements, which differ from each other in significant ways with respect to scope, application, and requirements and which often exceed the standards under HIPAA, thus complicating compliance efforts;
•foreign laws governing the privacy and security of personal information, such as the GDPR;
•laws that regulate how businesses operate online, including measures relating to privacy and data security and how such information is communicated to customers (i) under the FTC’s unfair and deceptive trade practice authority from the FTC Act and (ii) from state attorneys general under state consumer protection laws and data privacy laws;
•state laws governing the corporate practice of medicine and other healthcare professions and related fee-splitting laws;
•potential regulation of certain of our solutions and research by the FDA; the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare & Medicaid Services programs;

•the federal civil false claims and civil monetary penalties laws, including, without limitation, the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act”) among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and any future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. Any of the foregoing consequences could seriously harm our business, financial condition, and results of operations.
Individuals may claim our outbound engagement techniques, including digital outreach, are not compliant with HIPAA or federal marketing laws.
Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. Our solutions may be subject to regulatory review and deemed in violation of HIPAA, which could subject us to fines or other penalties. In addition, the Telephone Consumer Protection Act (the “TCPA”) is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including email and secure messaging. We must ensure that our solutions that leverage secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the

“CAN-SPAM Act”) which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient’s opt-out request or deceive the receiving consumer.
In addition, some of our marketing activities require that we obtain permissions consistent with HIPAA and applicable state health information privacy laws. If we are unable to secure such permissions, or if there is a future change in law, we may face limitations on the use of such information, which may harm our business.
If our arrangements with our clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition, results of operations, and our ability to operate in those states could be adversely affected.
The laws of most states, including states in which our clients are located, prohibit us from practicing medicine, providing any treatment or diagnosis, or otherwise exercising any control over the medical judgments or decisions of licensed physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into contracts with our clients to deliver certain solutions in exchange for fees. Although we comply, to the extent applicable, with state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our clients to comply with these statutes, could eliminate clients or members located in certain states from the market for our solutions, which would have a material adverse effect on our business, financial condition, and results of operations.
Our business could be adversely affected if certain independent contractors were to be classified as employees.
Portions of our business are reliant on attracting independent contractors to provide their services, particularly for our home care and nurse on demand platforms. In August 2021, we consummated the acquisition of CareLinx, a nationwide home care platform able to deliver intermittent, on-demand personal care services. Our CareLinx network engages care providers as independent contractors in the United States to offer their home care services through our platform. We also provide a nurse on demand offering that allows nurses on our platform with the ability to source opportunities for shifts and provide their services as independent contractors to health care providers. We are currently involved in litigation in California regarding the classification of certain nurses on our platform as independent contractors. While we believe our independent contractors are correctly classified because, among other things, they can choose whether, when, and where to provide services on our platform, and are free to provide services on our competitors’ platforms, we may not be successful in defending, settling or resolving pending and future lawsuits relating to the classification of independent contractors. If we are unsuccessful in defending these claims, we could incur additional expenses for compensating these workers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. As part of the CareLinx acquisition, the sellers provided us with an indemnity with respect to any losses resulting from a misclassification of these workers. If the CareLinx sellers were to fail to indemnify us for all or part of any losses we were to incur, we would be responsible for the monetary damages, which could adversely affect our business and financial condition. We do not believe that a probable loss will be incurred, nor do we anticipate a material adverse effect on our business, financial condition or results of operations, stemming from the classification of CareLinx workers as independent contractors.
In addition, the success of our home care and nurse on demand platforms depends on our ability to maintain or increase our scale by attracting participants to offer their services on our platform. If our platform were to become less appealing to users, including due to being required to become an employee or otherwise, our growth prospects may suffer.
If the independent contractors we utilize to provide home care services engage in, or are subject to, criminal, violent, or inappropriate conduct, our reputation, business, financial condition, and results of operations could be adversely affected.
We are not able to control or predict the actions of the independent contractors we utilize to provide home care services, such as those offered as a part of our CareLinx offering. If these independent contractors, engage in criminal, violent or inappropriate conduct our reputation, business, financial condition, and results of operations could be adversely affected. Although we administer certain qualification processes prior to utilizing these independent contractors, including background checks, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws, and individuals may fail to disclose information that could be relevant to a determination of eligibility.

In addition, if these independent contractors are subject to criminal, violent or inappropriate conduct while performing services on our platforms, we may be subject to liability, and our ability to recruit and maintain independent contractors to perform in-home services on our platform may be adversely impacted.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices (the “FCPA”) and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws may increase as we expand internationally and as we commence sales and operations in additional foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
Our use, disclosure, and other processing of PII and PHI is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, have a material adverse effect on our client base, member base and revenue.
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are generally considered a business associate under HIPAA but in limited circumstances will also act as a covered entity. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information.
Some of our business activities require that we or our partners obtain permissions consistent with HIPAA to provide certain marketing and data aggregation services as well as those activities that require the creation and use of de-identified information. If we or our partners are unable to secure these rights, or if there is a future change in law, we may face limitations on the use of PHI and our ability to provide marketing services and use de-identified information, which could harm our business or subject us to potential government actions or penalties. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information or create additional regulatory burdens. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.
In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our clients. Penalties for violations of HIPAA and its implementing regulations start at $120 per violation and are not to exceed $60,226 per violation, subject to a cap of $1.81 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of PHI and other types of PII. For example, to the extent we expand internationally into Europe, we may have obligations under GDPR and related European Union (the “EU”) privacy laws and regulations related to the use, transfer, and protection of employee-related data. These laws and regulations in many cases may be more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations may also require additional compliance obligations relating to the transfer of data between Sharecare and its subsidiaries. There is a risk that regulatory authorities may determine that we have not implemented our compliance obligations in a timely or appropriate manner. Penalties for noncompliance under GDPR and related EU privacy laws may include significant monetary fines, up to a maximum of €20 million, or four percent of worldwide turnover. These laws and regulations are often uncertain, unclear, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.
Such new regulations and legislative actions (or changes in interpretation of existing laws or regulations regarding data privacy and security together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations, and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 (the “CCPA”) which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine how broadly or narrowly regulators will interpret and enforce such new laws, regulations, and standards and the corresponding impact it may have on our business. Although we are modifying our data collection, use and processing practices and policies in an effort to comply with the law, there is a risk that the California Attorney General does not find our practices or policies to be compliant with the CCPA, which would potentially subject us to civil penalties or an inability to use information collected from California consumers. In addition, such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising due to the expansive definition of personal information under CCPA), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information (which may not fall under the CCPA HIPAA exemption), and allow for a new cause of action for data breaches. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the CCPA has already been substantially amended by the California Privacy Rights Act of 2020, which will come into effect in January 1, 2023. Given that requirements may be inconsistent and evolving, our response to these requirements may not meet the expectations of our clients or their employees, which could thereby reduce the demand for our services. Finally, some clients may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective clients or other business relationships.
This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been subject to, and may be vulnerable in the future to, attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.
We outsource important aspects of the storage and transmission of customer and member information, and thus, rely on third parties to manage functions that have material cyber-security risks. A breach of privacy or security of such information by a subcontractor may result in an enforcement action against us. We attempt to address these risks by requiring outsourcing subcontractors who handle such information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard such information. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.
Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. We also publish statements to our clients and members that describe how we handle and protect PHI (for example, through our privacy policies connected with our website, mobile applications and other digital tools). If federal or state regulatory authorities, such as the FTC or state attorneys general, or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our existing and future solutions. Any of the foregoing consequences could harm our business, financial condition, and results of operations.
Any restrictions on our ability to obtain or use data could harm our business.
Our business depends, in part, on data provided to us by, among other sources, health plans, benefits administrators, data warehouses, electronic data interchange transaction data providers, and our trusted suppliers. Any errors or defects in any third-party data or other technology could result in errors in our existing and future solutions that could harm our business and damage our reputation and cause losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems. In addition, certain of our solutions depend on maintaining our data and analytics technology platform, which is populated with data provided by third parties. While our existing agreements with these data providers have multiple-year terms, these providers could become our competitors in the future. Any loss of the right to use of data provided by any health plan providers, benefits administrators, or other entities that provide us data, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with technology, data, or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our existing or future solutions. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement solutions or to license and integrate a functional equivalent of the technology or intellectual property. The occurrence of any of these events may harm our business.
Failure to protect or enforce our intellectual property rights could harm our business, financial condition, and results of operations.
Our success depends in part on our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights (including intellectual property and other proprietary rights acquired through acquisitions). We rely upon a combination of trademark, patents, copyrights, and trade secret laws, as well as license agreements, intellectual property assignment agreements, confidentiality agreements and other similar agreements, to protect our intellectual property and other proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated or otherwise violated. There can also be no assurances that third parties will not also independently develop or offer products, services and/or technology that is similar to, or competitive with, our technology, products and services. Despite our efforts to protect our intellectual property, unauthorized parties may also attempt to disclose, copy, use, duplicate or obtain and use our technology including to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult, costly and may not be effective. In order to adequately protect our intellectual property and other proprietary rights, we may be required to devote significant time and resources to defending against claims or protecting and enforcing our own rights. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. These actions as well as any failure to protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Financing and Tax
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We are in a cumulative loss position, and we have incurred net losses attributable to Sharecare of $40.0 million, $60.0 million, and $85 million, for the years ended December 31, 2019, 2020, and 2021, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, developing new solutions, and otherwise incorporating new solutions into our platform through acquisition or partnership. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Historically, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Despite having achieved EBITDA profitability in 2017, we may be unable to achieve positive cash flow from operations or profitability in any given period. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $310 million and $270 million, respectively, which may be available to offset future taxable income. The state and pre-2018 federal net operating loss carryforwards will start to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite.
Under Section 382 of the Internal Revenue Code of 1986, as amendment (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) may be subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. A corporation that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change NOLs. The realization of the Company’s existing net operating losses, under Section 382, was analyzed to determine if any of the losses would be limited under Section 382.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the net deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the researched tax credits during the years ended December 31, 2021, 2020 and 2019.
Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to changes in law, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state income tax purposes. For these reasons, we may not be able to utilize a material portion of our NOLs, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, financial condition, and results of operations.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions, or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. In order to achieve these objectives, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our debt agreements contain certain restrictions that may limit our ability to operate our business.
The terms of our existing debt agreements and related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect or the inability to generate cash to service our obligations under our debt agreements) specified in the debt agreements and/or the related collateral documents could result in an event of default under the same. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, lenders could proceed against the collateral, if any, granted to them to secure such indebtedness. We have pledged substantially all of our respective assets (other than intellectual property) as collateral under the loan documents. If lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.
Our senior secured revolving credit facility (the “Revolving Facility”) utilizes, and our additional borrowings in the future, may use LIBOR as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years. The transition from LIBOR may cause us to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect our net interest income, change our market risk profile and require changes to our risk and pricing strategies. Any failure to adequately manage this transition could adversely impact our business, financial condition and results of operations.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients or members, which could subject us to additional tax liability and related interest and penalties, increase the costs of our solutions, and adversely affect our business, financial condition, and results of operations.
The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, value-added or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our business, financial position, and results of operations.
In addition, state, local and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). We have not collected sales taxes in all jurisdictions in which we have made sales to our clients, and we believe we may have exposure for potential sales tax liability, including interest and penalties, for which we have established a reserve in our financial statements, and any sales tax exposure may be material to our operating results. Although our contracts typically provide that our clients must pay all applicable sales and similar taxes, our clients may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. In addition, we or our clients could be required to pay additional tax amounts on both future as well as prior sales, and possibly fines or penalties and interest for past due taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our clients, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our solutions going forward or collection of sales tax from our clients in respect of prior sales could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.
One or more states may seek to impose incremental or new sales, use, value added or other tax collection obligations on us, including for past sales by us or our partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions or otherwise harm our business, financial condition, and results of operations.
Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and operating results.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) became law, and significantly reformed the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings, imposes significant additional limitations on the deductibility of interest, and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the immediate expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact the Tax Act may have on our business. Due to our plans to potentially expand into international markets, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations. The impact of the Tax Act and other changes to U.S. and non-U.S. tax laws, and regulations or interpretations thereof, on us or our business is uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to the potential tax consequences of investing in or holding our common stock.
Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.
We are qualified to operate in, and file income tax returns in multiple states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely impact our results of operations.
Risks Related to Being a Public Company
We face high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (the “Sharecare Board”), particularly to serve on our audit committee and compensation and human capital committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible than that of a private company, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, and results of operations.
We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.
For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our common stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2025 (the last day of the fiscal year following the fifth anniversary of becoming a public company).
As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.
Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, including failing to remediate an identified material weakness in our internal controls over financial reporting, the price of our common stock may be adversely affected, and our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Specifically, the Company did not design and maintain effective controls related to the review of a unique contract for a new product offering to a new customer. This deficiency resulted in a pre-filing adjustment related to the timing of revenue for that contract in the Company’s consolidated financial statements for the year ended December 31, 2021, and could have resulted in a material misstatement of the annual or interim consolidated financial statements not being prevented or detected. Accordingly, the Company’s management determined that this control deficiency constitutes a material weakness. Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls related to deficiency, but there can be no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. In addition, prior to the Business Combination, FCAC identified a material weakness in its internal controls over financial reporting relating to the accounting for a significant and unusual transaction related to the warrants it issued in connection with its initial public offering September 2020, which we believe has been remediated.
We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, including remediation of the described material weakness, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may not be able to remediate the identified material weakness or may experience additional material weaknesses in our controls.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to remediate our current material weakness or to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting and complete required remediations also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to remediate the identified material weakness and maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.
Our business, financial condition, and results of operations may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include, but are not limited to: our ability to attract new clients and partners, retain existing clients and partners and maximize engagement and enrollment with existing and future clients; changes in our sales and implementation cycles, especially in the case of our large clients; new solution introductions and expansions, or challenges with such introductions; changes in our pricing or fee policies or those of our competitors; the timing and success of new solution introductions by us or our competitors or announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets; any other change in the competitive landscape of our industry, including consolidation among our competitors; increases in operating expenses that we may incur to grow and expand our operations and to remain competitive; our ability to successfully expand our business, whether domestically or internationally; breaches of security or privacy; changes in stock-based compensation expenses; the amount and timing of operating costs and capital expenditures related to the expansion of our business; adverse litigation judgments, settlements, or other litigation-related costs; changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees; the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation; changes in our effective tax rate; our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products; changes in accounting standards, policies, guidance, interpretations, or principles; instability in the financial markets; general economic conditions, both domestic and international; volatility in the global financial markets; political, economic, and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and changes in business or macroeconomic conditions. The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly.
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
We prepare our financial statements in accordance with GAAP, which are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. Furthermore, any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our business, financial condition, and results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, assessment of the useful life and recoverability of long-lived assets, fair value of guarantees included in revenue arrangements and fair values of stock-based awards, warrants, contingent consideration, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Risks Related to Owning Our Securities
The trading price of our common stock and warrants may be volatile.
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•failure to meet our projections;
•success of competitors;
•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•ability to market new and enhanced products and services on a timely basis;
•changes in laws and regulations affecting our business;

•commencement of, or involvement in, litigation;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in the Sharecare Board;
•sales of substantial amounts of Sharecare common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, inflation, interest rates, fuel prices, international currency fluctuations and acts of war (such as the recent Russian invasion of Ukraine) or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to Sharecare could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We may in the future issue additional shares of common stock (including upon the exercise of warrants or conversion of our preferred stock) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2021, we had (i) public warrants and private placement warrants outstanding to purchase up to an aggregate of 17,433,334 shares of common stock, (ii) warrants to purchase up to 890,732 shares of common stock that were issued in exchange for certain warrants of Legacy Sharecare and (iii) 5,000,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), that are currently convertible into 5,000,000 shares of common stock. We may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements (including under the Sharecare, Inc. 2021 Omnibus Incentive Plan) or as a result of financing transactions. For example, we have entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones. As of December 31, 2021, these agreements provide for the issuance of up to 7,826,442 shares of common stock (which amount includes Earnout Shares (as defined herein)) and 10,173,582 warrants to purchase shares of common stock.
The issuance of additional shares of our common stock as a result of any of the aforementioned transactions may result in dilution to the holders of our common stock and increase in the number of shares eligible for resale in the public market. Sales of a substantial number of such shares in the public markets may adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.
We may redeem our unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless.
We will have the ability to redeem outstanding public warrants at any time prior to their expiration, at a price of $0.01 per warrant, if the closing price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold on to such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our outstanding warrants is $11.50 per share of common stock. There can be no assurance that our warrants will be in the money prior to their expiration, and therefore may expire worthless.
Any future series of our preferred stock may have rights and preferences that are senior, or in addition, to the rights and preferences of our common stock.
Our Charter authorizes the issuance by us of up to 15,000,000 shares of preferred stock (including 5,000,000 shares of Series A Preferred Stock). In connection with the consummation of the Business Combination, 5,000,000 shares of Series A Preferred Stock were issued upon conversion of Legacy Sharecare’s Series D redeemable convertible preferred stock (the “Legacy Sharecare Series D Preferred Stock”) pursuant to terms of the Merger Agreement. The Series A Preferred Stock has, and any future series of preferred stock may have, rights, preferences and privileges that are senior, or in addition, to the rights, preferences and privileges of our common stock. For example, the Series A Preferred Stock has a right to receive, upon a liquidation of Sharecare, a preference amount out of the assets available for distribution to stockholders before any distribution can be made to holders of our common stock. If we were to file for bankruptcy, holders of our preferred stock that remain outstanding would have a claim in bankruptcy that is senior to any claim holders of our common stock would have. The Series A Preferred Stock is also subject to mandatory redemption by us on the fifth anniversary of its issue date. Future series of preferred stock may also have rights to dividends in priority to dividends on our common stock. These rights, preferences and privileges of holders of our preferred stock could negatively affect the investment of holders of common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received and could receive less proceeds in connection with any future sale of Sharecare, in liquidation or on any other basis.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline. If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
Anti-takeover provisions contained in our Charter as well as provisions of Delaware law, could impair a takeover attempt.
Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Sharecare is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Sharecare Board;
•the right of the Sharecare Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the Sharecare Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•the requirement that a meeting of stockholders may only be called by the Chair of the Sharecare Board, our Chief Executive Officer, or the Sharecare Board pursuant to a resolution adopted by a majority of the Sharecare Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.
These provisions, alone or together, could delay hostile takeovers and changes in control of Sharecare or changes in the Sharecare Board and our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including

Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of outstanding Sharecare common stock from engaging in certain business combinations without approval of the holders of substantially all of Sharecare common stock. Any provision of the Charter or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock and could also affect the price that some investors are willing to pay for common stock.
Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
The Charter provides that, unless Sharecare consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action or proceeding brought on behalf of Sharecare, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Sharecare to Sharecare or Sharecare’s stockholders, (iii) any action asserting a claim against Sharecare, its directors, officers or employees arising pursuant to any provision of the DGCL, the Charter or the bylaws, or (iv) any action asserting a claim against Sharecare, its directors, officers or employees governed by the internal affairs doctrine, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring an interest in any shares of Sharecare’s capital stock shall be deemed to have notice of and to have consented to the forum provisions in the Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with Sharecare or Sharecare’s directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of the Charter or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We are party to an office lease agreement effective through 2022 for approximately 28,456 square feet of office space that houses our corporate headquarters in Atlanta, Georgia. We also lease additional office space around the world, including Tennessee, California, New York, Brazil, and Germany. We believe our facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
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
The section entitled “Legal Matters” in Note 12 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for our Securities
Sharecare’s common stock and public warrants are currently listed on Nasdaq under the symbols “SHCR” and “SHCRW,” respectively. The closing price of Sharecare’s common stock and public warrants on March 28, 2022 was $3.27 and $0.42, respectively.
Holders of our Securities
As of March 28, 2022, there were approximately 265 holders of record of our common stock, one holder of record of our Series A Preferred Stock and approximately 25 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for our Series A Preferred Stock.
Dividend Policy
We have not paid any cash dividends on our common stock to date. The payment of cash dividends is dependent upon Sharecare’s revenue and earnings, if any, capital requirements and general financial condition. Our Series A Preferred Stock may have priority over our common stock with respect to dividends, and our Senior Secured Credit Agreement also imposes certain restrictions on our ability to pay dividends. The payment of any cash dividends is within the discretion of the Sharecare Board. The Sharecare Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock during the three months ended December 31, 2021.
Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the period covered by this report.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common stock is authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.
ITEM 6. RESERVED
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us,” and “our”) should be read together with the Company’s consolidated financial statements as of and for the years ended December 31, 2021, 2020, and 2019, in each case together with the accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Sharecare. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,”

“estimates,” “expects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “possible,” “continue,” “might,” “potential” or “intends” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements regarding our expectations as to:
•our ability to realize the benefits expected from the Business Combination;
•our success in retaining or recruiting, or changes required in, our officers key employees or directors, including our ability to increase our headcount as we expand our business following the consummation of the Business Combination;
•our ability to maintain the listing of our shares of common stock and public warrants on Nasdaq;
•our business, operations and financial performance, including:
•expectations with respect to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•future business plans and growth opportunities, including revenue opportunity available from new or existing clients and expectations regarding the enhancement of platform capabilities and addition of new solution offerings;
•developments and projections relating to our competitors and the digital healthcare industry;
•the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
•expectations regarding our future acquisitions, partnerships or other relationships with third parties;
•our future capital requirements and sources and uses of cash, including our ability to obtain additional capital in the future and fully access our Revolving Facility; and
•our ability to recognize performance-based revenue;
•our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act; and
•the other estimates and matters described in this Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
We derive net revenue from multiple stakeholders and while we are focused on the individual’s unique experience, our platform is purpose-built to seamlessly connect stakeholders to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. As we expand our offerings and look to further develop our technologies, we continue to consider the distinct needs of each client channel as well as opportunities to better connect and cross-sell while we grow and integrate our solutions into one seamless platform.
Our operations are mostly domestic to the United States, but we do derive some revenue from international operations, mostly from Brazil. The revenue for 2021 from international operations was $19.5 million, or approximately 5% of total revenues.
Our one platform can be disaggregated into three client channels. The consumer solutions channel (as referenced in previous filings) was renamed the life sciences channel in order to more accurately portray the customer base of the channel.
•Enterprise: Our enterprise channel includes a range of clients — from large employers and healthcare systems to government agencies and health plans — that use our platform to engage with their population, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services.
•Provider: Our suite of data and information-driven solutions for healthcare providers are tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security, and privacy standards.
•Life Sciences: Our robust platform and suite of digital products and medical expert knowledge provides members with personalized information, programs, and resources to improve their health and well-being, and affords sponsors the opportunity to integrate their brands into Sharecare’s consumer experience in a highly contextual, relevant, and targeted environment.
Recent Developments Affecting Comparability
COVID-19 Impact
The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. With the emergence of COVID-19 variants and increased vaccination rates, the status of ongoing measures varies widely depending on the country and locality.
While Sharecare is an essential business for its customers, the pandemic has not had a significant negative impact to our consolidated financial position, results of operations, and cash flows related to this matter. As a result of the broader economic impact and the prolonged disruption to the economy, customers may be facing liquidity issues and may be slower to pay or altogether withdraw from their commitments; however, the long-term financial impact related to the pandemic remains uncertain.
Given the volatility of the circumstances surrounding the pandemic, Sharecare has evaluated potential risks to its business plan. Further economic slowdown could delay Sharecare’s sales objectives for new business for its digital product; the decline in non-urgent medical appointments could lessen the demand for medical record transfers in the release-of-information business; and Blue Zone communities may see a decrease in spending due to social distancing. In addition, Sharecare may be impacted by currency fluctuations, as the U.S. Dollar has gained strength during the pandemic, with the biggest impact thus far being to the Brazilian Real.
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
•Expanding our Existing Client Relationships. We also believe that there is significant opportunity to generate growth by maintaining and expanding our relationships with existing clients, including:

•increasing engagement and enrollment of eligible members with our existing enterprise clients through continued sales and marketing efforts, including targeted next-generation digital modeling and marketing, and capitalizing on insights from claims ingestion (the process by which we receive and process information from our clients), population risk stratification and incentives management;
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee), which we believe represents a $1 billion revenue opportunity within our currently contracted clients; and
•expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 7,000 additional healthcare sites.
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
•Evolving our Products to Cater to an Evolving Industry. As the digital healthcare industry grows, we closely monitor evolving consumer trends and organizations’ needs so that we may adapt our platform to better suit our clients’ demands. Since March 2020, the COVID-19 pandemic has greatly accelerated the demand for virtual care solutions and resulted in rapid growth and increased adoption of digital health technologies, which Sharecare was in a unique position to undertake. By building on our deep expertise in handling and managing mass health data, we launched a suite of distinct but complementary digital tools and programs to address the evolving emotional, educational, clinical, and operational challenges introduced by the pandemic. We intend to continue to look for opportunities to leverage our platform and expertise to provide first-mover solutions to evolving and future demands in the digital healthcare industry.
•Acquisitions. We believe that our proven track record of successful acquisitions coupled with the flexibility and capabilities of our platform positions us to continue opportunistically pursuing attractive M&A opportunities. We believe this potential is further accentuated by our multiple client channels and constantly expanding member base. Future acquisitions could drive value and growth in a host of ways, including access to new customers and potential cross-sell opportunities; unlocking new customer channels or geographies; adding new solutions to serve our existing client base; and adding new capabilities to enhance our existing solution offering or the efficiency of our platform. In addition, we believe our acquisition track record demonstrates our ability to realize synergies and optimize performance of potential M&A partners.
Components of Our Results of Operations
Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home health offerings, and subscriptions to the Sharecare platform. Revenue is recognized on a per member per month (“PMPM”) basis or as services are provided. Provider revenue is primarily based on health document requests filled in the health data services business line, as well as subscription fees for various technology related services that assist providers with performance and maximizing reimbursement. Life sciences revenue is generated mostly through ad sponsorships to Sharecare’s extensive member database.
Costs of Revenue
Costs of revenue primarily consists of costs incurred in connection with delivering our various revenue generating activities, including personnel related expenses. Costs are primarily driven by volumes related to requests, engagement, and incentive fulfillment. The major components that make up our cost of revenue are personnel costs to support program delivery as well as customer service along with share-based compensation for employees engaged in delivering products and services to customers, data management fees related to file processing, and variable fees to deliver specific services that may require third party vendors, direct marketing, fulfillment, transaction fees, or other costs that can be reduced to offset a decline in revenue.

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
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to Sales, Marketing or Product and Technology. They also include professional fees, share-based compensation, rent, utilities and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization.
We expect our general and administrative expenses to increase for the foreseeable future following the completion of the Business Combination due to the additional legal, accounting, insurance, investor relations, and other costs that we will incur as a public company, as well as costs associated with continuing to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of software, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.
Interest Expense
Interest expense primarily relates to interest incurred on our debt and the amortization of debt issuance costs.
Other Income (Expense)
Other income (expense) primarily relates to changes in fair value of contingent consideration and warrant liabilities.

Results of Operations
Comparison of the Years Ended December 31, 2021, 2020 and 2019
The following table presents our audited Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019, and the dollar and percentage change between the three years:

	Year Ended December 31,			2020 to 2021	2019 to 2020
(in thousands)	2021	2020	2019	% Change	% Change
Revenue	$412,815	$328,805	$339,541	26%	(3)%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	203,218	160,911	179,967	26%	(11)%
Sales and marketing	51,407	33,335	33,993	54%	(2)%
Product and technology	74,438	44,078	45,855	69%	(4)%
General and administrative	136,594	83,238	65,824	64%	26%
Depreciation and amortization	32,601	24,684	23,782	32%	4%
Total costs and operating expenses	498,258	346,246	349,421	44%	(1)%
Loss from operations	(85,443)	(17,441)	(9,880)	390%	77%
Other income (expense)
Interest income	96	71	149	35%	(52)%
Interest expense	(27,662)	(31,037)	(28,685)	(11)%	8%
Loss on extinguishment of debt	(1,148)	—	—	100%	—%
Other income (expense)	27,007	(9,709)	(808)	(378)%	1102%
Total other expense	(1,707)	(40,675)	(29,344)	(96)%	39%
Net loss before taxes and loss from equity method investment	(87,150)	(58,116)	(39,224)	50%	48%
Income tax benefit (expense)	2,021	1,557	(213)	30%	(831)%
Loss from equity method investment	—	(3,902)	—	n.m.	n.m.
Net loss	$(85,129)	$(60,461)	$(39,437)	41%	53%
Net (loss) income attributable to noncontrolling interest in subsidiaries	(129)	(443)	543	(71)%	(182)%
Net loss attributable to Sharecare, Inc.	$(85,000)	$(60,018)	$(39,980)	42%	50%
____________
n.m. — Percentage change not meaningful
Comparison of the Years Ended December 31, 2021 and 2020
Revenue
Revenue increased $84.0 million, or 26%, from $328.8 million for the year ended December 31, 2020 to $412.8 million for the year ended December 31, 2021. Revenue growth of $115.0 million was driven by contributions from new product lines, including digital therapeutics and health security programs, and newly acquired products, such as home health, as well as organic growth in existing lines. Offsetting this growth was a negative impact of $30.3 million attributable to COVID-19, which includes reduced services and the attrition of one contract related to a previous acquisition. The COVID-19 impact is primarily attributable to customers’ overall concern about the economy that affected long-term contract decisions.
The channel revenue changed as follows: enterprise channel increased by $55.1 million (from $188.3 million for 2020 to $243.4 million for 2021), the provider channel increased by $11.6 million (from $79.3 million for 2020 to $90.9 million for 2021) and the life sciences channel increased by $17.4 million (from $61.1 million for 2020 to $78.5 million for 2021). Increases in the enterprise channel (29%) were attributable to a combination of new product and client gains in the digital, digital therapeutics, health security, home health and community programs, partially offset by the aforementioned impact of COVID-19 and contract attrition from a previous acquisition. The Provider channel increase (15%) was attributable to new products in the payment integrity area, continued recovery in demand for our services as compared to the prior year, and increased volumes and new customers within our existing product lines. The life sciences channel increase (28%) was due to adding new customer brands and increased pharmaceutical advertising spend.
Costs and Expenses
Costs of Revenue
Costs of revenue increased $42.3 million, or 26%, from $160.9 million for the year ended December 31, 2020 to $203.2 million for the year ended December 31, 2021. The increase was due to the corresponding increase in sales.
Sales and Marketing
Sales and marketing expense increased $18.1 million, or 54%, from $33.3 million for the year ended December 31, 2020 to $51.4 million for the year ended December 31, 2021. The increase was primarily related to a $10.6 million increase in salaries and commissions as we ramp sales efforts and $4.7 million in consulting and sponsorship expenses to advance engagement metrics and provide sales and marketing support for growth and new product rollout. Also contributing to the increase was $1.4 million in additional non-cash share-based compensation expense and $1.1 million of additional non-recurring expense related to our transition to being a public company.
Product and Technology
Product and technology expenses increased $30.4 million, or 69%, from $44.1 million for the year ended December 31, 2020 to $74.4 million for the year ended December 31, 2021. The largest variance was non-cash share-based compensation expense of $12.1 million, mostly related to acquisitions. The continued investment in product and technology staffing and outside contract services accounted for $9.0 million of the increase, of which $5.7 million derived from acquisitions. The remaining increase includes a non-operational expense of $4.7 million along with incremental platform and consulting fees of $4.5 million as we ramp new technologies and user volume increases.
General and Administrative
General and administrative expense increased $53.4 million, or 64%, from $83.2 million for the year ended December 31, 2020 to $136.6 million for the year ended December 31, 2021. The increase was due mostly to non-recurring costs of becoming a public company, acquisition-related expenses and non-cash share-based compensation expenses totaling $37.7 million. Personnel expenses increased $11.7 million related to compensation restoration for employees who had previously accepted salary reductions in connection with prior period COVID-19 related cost reductions and increased headcount to support public company processes in the current period. The remainder of the increase is mostly related to business insurance and other cost increases, associated with being a public company.
Depreciation and Amortization
Depreciation and amortization increased $7.9 million, or 32%, from $24.7 million for the year ended December 31, 2020 to $32.6 million for the year ended December 31, 2021. The increase was related to our continued investment in product enhancements and new products, as well as amortization expense incurred on recently acquired intangible assets.
Interest Expense
Interest expense decreased $3.4 million, or 11%, from $31.0 million for the year ended December 31, 2020 to $27.7 million for the year ended December 31, 2021. The decrease is attributable to the retirement of our debt either through the conversion to common stock or through its repayment during the year ended December 31, 2021.
Other Income (Expense)
Other income and expense fluctuated $36.7 million from $9.7 million of expense for the year ended December 31, 2020 to $27.0 million of income for the year ended December 31, 2021. This activity was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2020 and 2019
Revenue
Revenue decreased $10.7 million, or 3%, from $339.5 million for the year ended December 31, 2019 to $328.8 million for the year ended December 31, 2020. Overall, COVID-19 substantially impacted multiple product lines with an impact on revenues of $26.5 million from delayed new revenue starts, cancellations and reduced services. More specifically, biometric screenings and gym memberships for our clients employees/members were cut back, release-of-information requests slowed down due to less doctor visits overall and community events, diabetes and heart health programs were canceled or limited. We continued our shift away from clients with low margin products inherited from a previous acquisition, accounting for a decline of $9.7 million. Currency translation fluctuations, mostly from our Brazil operations, negatively impacted revenues by $4.4 million. In addition, non-cash warrant value for revenue contracts increased by $0.7 million, resulting in a corresponding decrease to revenue.
On the growth side, we saw gains in our new digital and digital therapeutics products of $12.2 million; or 39%, and grew or added new customers across multiple product lines of $18.2 million. On the new digital therapeutics growth, we upsold 14 customers, with several buying multiple products.
The channel revenue changed as follows: enterprise channel decreased by $14.3 million (from $202.6 million for 2019 to $188.3 million for 2020), the provider channel decreased by $1.4 million (from $80.7 million for 2019 to $79.3 million for 2020) and the life sciences channel increased by $5.0 million (from $56.2 million for 2019 to $61.1 million for 2020).
The enterprise channel decline came from a combination of the impact of COVID-19, inherited client attrition and currency translation losses offset by new product and client gains. The provider channel decline was a combination of COVID-19 impacts offset by new client gains, of which $1.2 million was from the acquisition of Visualize Health in 2020. The life sciences channel increase was due to a strong fourth quarter of 2020 which saw client spend on pharma advertising ramp up, offset by a COVID-19 impact on the non-pharma clients who reduced advertising spend in the second and third quarters of 2020.
Costs and Expenses
Costs of Revenue
Costs of revenue decreased $19.1 million, or 11%, from $180.0 million for the year ended December 31, 2019 to $160.9 million for the year ended December 31, 2020. The cost reductions resulted from several of the revenue shifts mentioned above, specifically, the termination of acquired enterprise clients and the decline in several of the COVID-19 impacted products (release-of-information, diabetes and heart health management, biometric screenings and gym memberships). Additionally, we reduced direct staffing across multiple product lines in response to the COVID-19 slowdown and used these reductions to make efficiency improvements.
Sales and Marketing
Sales and marketing expense decreased $0.7 million, or 2%, from $34.0 million for the year ended December 31, 2019 to $33.3 million for the year ended December 31, 2020. The sales and marketing costs increased by $1.2 million for additional staff and related variable compensation tied to additional staff and $1.2 million for outside sales consulting services in the fourth quarter of 2020. Several components of sales and marketing expenses decreased due to travel and trade show reductions caused by COVID-19 limitations on face-to-face interactions ($1.7 million), reduced marketing sponsorships ($0.7 million), lower stock compensation expense ($0.4 million) and reduced severance ($0.4 million).
Product and Technology
Product and technology expenses decreased $1.8 million, or 4%, from $45.9 million for the year ended December 31, 2019 to $44.1 million for the year ended December 31, 2020. Three main areas of the product and technology expense caused the decrease: reduced travel due to COVID-19 restrictions ($0.5 million), lower employee cell phone and internet charges ($0.5 million) and lower severance ($0.8 million).
General and Administrative
General and administrative expense increased $17.4 million, or 26%, from $65.8 million for the year ended December 31, 2019 to $83.2 million for the year ended December 31, 2020. The biggest factor for the increase was the additional non-cash stock option expense tied to executive and senior management option issuances in 2020 ($15.6 million). Excluding this non-cash impact, the general and administrative expense increased 3%. Professional fees tied to legal, audit and valuation service fees from several acquisitions and public company readiness activities caused an increase in professional fees ($2.5 million). Additionally, bad debt expense increased $3.7 million tied to clients in the release-of-information and life sciences service lines and correlated to tightened budgets from COVID-19 impacts.
Offsetting the increases mentioned above, salary reductions in response to the revenue impacts of COVID-19 ($2.2 million) and reduced travel ($1.5 million) in response to COVID-19 restrictions, resulted in expense savings. In addition, work-

from-home policies for most of the workforce beginning in late first quarter of 2020 in response to COVID-19 and the reduction in office space in several locations resulted in a decrease of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million, or 4%, from $23.8 million for the year ended December 31, 2019 to $24.7 million for the year ended December 31, 2020.
Interest Expense
Interest expense increased $2.4 million, or 8%, from $28.7 million for the year ended December 31, 2019 to $31.0 million for the year ended December 31, 2020. In the first quarter of 2020, we moved from a cash-based interest arrangement with a majority of our convertible debt holders to a non-cash payment-in-kind (“PIK”) arrangement at a higher interest rate, resulting in the higher expense.
Other Expense
Other expense increased $8.9 million, from $0.8 million for the year ended December 31, 2019 to $9.7 million for the year ended December 31, 2020. The increase is primarily related to increased expense of $6.2 million of re-measurement of contingent consideration and $3.4 million of re-measurement of warrant liabilities during the year ended December 31, 2020.

Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe the non-GAAP measures, adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per share (“adjusted EPS”), are useful in evaluating our operating performance. We use adjusted EBITDA, adjusted net income (loss), and adjusted EPS to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of adjusted EBITDA, adjusted net income (loss), and adjusted EPS is helpful to our investors as they are metrics used by management in assessing the health of our ongoing business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. The reconciliations of adjusted EBITDA, adjusted net income (loss), and adjusted EPS to net income (loss), the most directly comparable financial measures stated in accordance with GAAP, are provided below. Investors are encouraged to review the reconciliations and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) loss on extinguishment of debt, (vi) other expense (income) (non-operating), (vii) loss on equity method investments, (viii) share-based compensation, (ix) severance, (x) warrants issued with revenue contracts, and (xi) transaction and closing costs. We do not view the items excluded as representative of our ongoing operations.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(85,129)	$(60,461)	$(39,437)
Add:
Depreciation and amortization	32,601	24,684	23,782
Interest income	(96)	(71)	(149)
Interest expense	27,662	31,037	28,685
Income tax (benefit) expense	(2,021)	(1,557)	213
Loss on extinguishment of debt	1,148	—	—
Other expense (income)	(27,007)	9,709	808
Loss from equity method investments	—	3,902	—
Share-based compensation	46,780	19,160	3,532
Severance	1,278	2,553	4,378
Warrants issued with revenue contracts(a)	79	1,188	485
Transaction and closing costs(b)	31,733	2,187	2,675
Adjusted EBITDA(c)	$27,028	$32,331	$24,972
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)Represents costs related to the Business Combination and transaction and post-closing costs related to acquisitions occurring in 2021 and prior years.
(c)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
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

The following table presents a reconciliation of adjusted net income (loss) and adjusted EPS from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2021, 2020 and 2019 (in thousands, except share numbers and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to Sharecare, Inc.	$(85,000)	$(60,822)	$(39,980)
Add:
Amortization of acquired intangibles(a)	5,321	3,851	4,225
Amortization of deferred financing fees	15,537	6,801	6,747
Change in fair value of warrant liability and contingent consideration	(26,123)	9,647	566
Loss from equity method investments	—	3,902	—
Share-based compensation	46,780	19,160	3,532
Severance	1,278	2,553	4,378
Warrants issued with revenue contracts(b)	79	1,188	485
Transaction and closing costs(c)	31,733	2,187	2,675
Adjusted net loss(d)	$(10,395)	$(11,533)	$(17,372)

Weighted-average common shares outstanding, basic and diluted	281,026,365	215,094,037	205,888,637

Loss per share	$(0.30)	$(0.28)	$(0.19)
Adjusted loss per share	$(0.04)	$(0.05)	$(0.08)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(c)Represents costs related to the Business Combination and transaction and post-closing costs related to acquisitions occurring in 2021 and prior years.
(d)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount, because the Company is in a full valuation allowance position for all periods presented.
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
We had $271.1 million in cash and cash equivalents as of December 31, 2021. Our principal commitments as of December 31, 2021, consist of operating leases, and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of December 31, 2021, there was $50.7 million available for borrowing under the Revolving Facility. See Note 7 and Note 12 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our operating cash flows, together with our cash on hand, which includes the cash we obtained as a result of the Business Combination, will be sufficient to meet our working capital and capital expenditure requirements in the short-term, i.e., the 12 months from the date of this Annual Report on Form 10-K. Our long-term liquidity needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to Sharecare’s audited consolidated financial statements and the “Risk Factors — Risks Related to Financing and Tax — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” included elsewhere in this Annual Report on Form 10-K
The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in)/provided by operating activities	$(54,103)	$14,761	$2,577
Net cash used in investing activities	$(112,387)	$(19,171)	$(16,644)
Net cash provided by financing activities	$415,220	$3,770	$20,797
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $54.1 million. Cash used during this period included the $85.1 million net loss for the year ended December 31, 2021, offset by non-cash items of $58.5 million which were primarily attributable to depreciation and amortization expense, write-off of deferred financing fees and debt discount, amortization of contract liabilities, change in fair value of warrant liability and contingent consideration, share-based compensation, and payment of PIK interest. In addition, changes in operating assets and liabilities of $27.4 million resulted in net cash used, primarily attributable to increases in accounts receivable and other receivables, prepaid expense and other assets. Accounts receivable increased primarily due to increased revenue. Prepaid expense and other assets increased primarily due to non-cash payment for upfront research and development costs related to the issuance of shares of Series D Preferred Stock (see Note 9 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Net cash provided by operating activities for the year ended December 31, 2020 was $14.8 million, an increase of $12.2 million from $2.6 million of cash provided by operating activities for the year ended December 31, 2019. Cash provided during this period included the $60.5 million net loss for the year ended December 31, 2020, net of non-cash items (which increased $40.1 million between periods). This was partially offset by net cash used in changes in operating assets and liabilities of $6.9 million between periods, primarily attributable to deferred revenue, accounts receivable and other receivables, and accounts payable and accrued expenses.
For the year ended December 31, 2020 compared to 2019, deferred revenue decreased due to the recognition of revenue that was deferred as of the beginning of the period related to a contract that was executed in the previous year where payment was received in advance of services being delivered. Accounts receivable decreased between periods due to a decrease in the enterprise channel revenue attributable to the impact of COVID-19 as discussed above. Accrued expenses increased as a result of increased PIK interest, accrued payroll taxes due to the passage of The Coronavirus Aid, Relief, and Economic Security Act in 2020, and an increase of accrued bonuses and professional fees. These increases in accrued expenses were offset by the timing of payments of accounts payable as of December 31, 2020.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $112.4 million compared to $19.2 million of net cash used in investing activities for the year ended December 31, 2020. The increase in cash outflows was primarily due to cash paid for our acquisitions of CareLinx and doc.ai and cash paid for capitalized internal-use software costs.
Net cash used in investing activities for the year ended December 31, 2020 was $19.2 million compared to $16.6 million of net cash used in investing activities in 2019. The increase in cash outflows was primarily due to cash paid for our acquisition of Visualize Health.
Net cash used in investing activities for the year ended December 31, 2019 was $16.6 million primarily due to cash paid for internal-use software and property and equipment.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $415.2 million, primarily due to cash received from the Reverse Recapitalization of our merger with FCAC.
Net cash provided by financing activities for the year ended December 31, 2020 was $3.8 million, primarily due to cash received from the drawdown on our Senior Secured Credit Agreement, offset by the partial repayment of our outstanding indebtedness.
Net cash provided by financing activities for the year ended December 31, 2019 was $20.8 million, which was primarily due to cash received from the issuance of Series C convertible preferred stock, partially offset from debt repayments during the period.
Contractual Obligations
There were no material changes to contractual obligations since last presented as of December 31, 2020 except for the Company settling substantially all of its existing indebtedness during July 2021, totaling $178.4 million in connection with the consummation of the Business Combination. The Company still maintains its Senior Secured Credit Agreement. Additionally, we have contractual obligations related to leases and purchase obligations with certain service providers. See Note 12 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report.
Financing Arrangements
In March 2017, we refinanced our existing debt through the execution of that certain Credit Agreement, dated as of March 9, 2017 (which we refer to herein as, the “Senior Secured Credit Agreement”), among Legacy Sharecare, certain subsidiaries of Legacy Sharecare (together with Legacy Sharecare, the “Borrowers”), the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”).The Senior Secured Credit Agreement provides for the Revolving Facility with total commitments of $60.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Credit Agreement matures on February 10, 2023.
In connection with the consummation of the Business Combination, Legacy Sharecare, the other Borrowers, the Lenders and the Administrative Agent entered into the Sixth Amendment. Pursuant to the Sixth Amendment, the Administrative Agent and Lenders provided certain consents with respect to the consummation of the Business Combination and related transactions and certain amendments were made to the terms of the Senior Secured Credit Agreement to reflect the Business Combination and related transactions. The Company and certain other subsidiaries of Legacy Sharecare executed joinders to become a party to the Senior Secured Credit Agreement as required by the Sixth Amendment in July 2021.
In connection with the consummation of the Business Combination, we repaid all outstanding amounts under the Senior Secured Credit Agreement. In the future, we may incur additional borrowings under the Senior Secured Credit Agreement. See Note 7 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of December 31, 2021. As of December 31, 2021, there were approximately $0.4 million of borrowings outstanding under the Revolving Facility.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, revenue recognition, the valuation of assets and liabilities acquired in business combinations, the valuation of common stock prior to the Business Combination, stock-based compensation, and income taxes. We base our estimates on historical experience, known trends, and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. We serve a diverse group of clients. We are the principal in all outstanding revenue arrangements except for CareLinx. CareLinx has B2C and B2B2C service lines for which CareLinx is the agent and we recognize the commission revenue based on the amount billed using the “as-invoiced” practical expedient.
Enterprise Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home care health offerings, and subscriptions to the Sharecare platform. Revenue is recognized on a PMPM basis or as services are provided. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with clients, often based on a portion of the value the programs are expected to create. Contracts with health plans, health care systems and government organizations generally range from three to five years with several comprehensive strategic agreements extending for longer periods. Contracts with larger employer clients typically have two to four year terms.
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
Sharecare’s Blue Zones Project is a community well-being improvement initiative designed to change the way people experience the world around them by encouraging and promoting better lifestyle choices, such as commuting, eating, and social habits. Because healthier environments naturally nudge people toward healthier choices, Blue Zones Project focuses on influencing the Life Radius®, the area close to home in which people spend 90% of their lives. Blue Zones Project best practices use people, places, and policy as levers to transform those surroundings. These contracts normally include two performance obligations, the discovery period and the subsequent content delivery, for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two to four year terms.
Sharecare’s doc.ai unlocks the value of health data through licensing artificial intelligence modules and through the creation of products for a portfolio of clients including payors, pharma, and providers. These contracts generally include two performance obligations. The software license and maintenance/support are considered one series of distinct performance obligations and professional services is considered a separate distinct performance obligation. Revenue is recognized for all identified performance obligations as services are delivered.
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
Clients are generally billed monthly for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should performance targets not be met. Fees for participation are typically billed in the month after the services are provided. Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally six months to a year. A limited number of contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the client.
Provider Revenue

Our provider channel revenue is primarily based on the volume of health document requests fulfilled and recognized upon satisfactory delivery to the client. In addition, provider revenue is derived from subscription fees for various technology-related services that assist providers with efficiency and productivity and enhanced patient care. Subscription fees are recognized ratably over the contractual period.
Life Sciences Revenue
Our life sciences channel generates revenue mostly through ad sponsorships and content delivery. Content delivery revenue is recognized when the content is delivered to the client. Ad sponsorship revenue is recognized when the contractual page views or impressions are delivered and the transaction has met the criteria for revenue recognition.
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
The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. We must also refine these estimates within a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Estimates and assumptions that we must make in estimating the fair value of acquired technology, user lists, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operation.
New Accounting Pronouncements
See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2022 fiscal year and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used. For additional information, see “Risk Factors — Risks Related to Being a Public Company — We are an ‘emerging growth company,’ and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.” included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange, and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sharecare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sharecare, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
Atlanta, Georgia
March 31, 2022

SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$271,105	$22,603
Accounts receivable, net (net of allowance for doubtful accounts of $6,212 and $5,707, respectively)	103,256	70,540
Other receivables	5,327	3,152
Prepaid expenses	8,819	3,876
Other current assets	2,459	1,521
Total current assets	390,966	101,692
Property and equipment, net	4,534	4,073
Other long-term assets	12,173	6,226
Intangible assets, net	155,086	78,247
Goodwill	192,442	75,736
Total assets	$755,201	$265,974
Liabilities, Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$27,155	$19,346
Accrued expenses and other current liabilities (Note 4)	51,653	41,669
Deferred revenue	11,655	9,907
Contract liabilities, current	4,597	4,045
Debt, current (Note 7 and 13)	–	400
Total current liabilities	95,060	75,367
Contract liabilities, noncurrent	1,745	6,261
Warrant liabilities	10,820	4,963
Long-term debt (Note 7 and 13)	419	171,824
Other long-term liabilities	24,116	17,015
Total liabilities	132,160	275,430
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	–	4,000
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 and no shares authorized; 5,000,000 and no shares issued and outstanding, aggregate liquidation preference of $50,000 and $0 as of December 31, 2021 and 2020, respectively (1)	58,205	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 600,000,000 and 424,353,300 shares authorized; 345,788,707 and 217,106,957 shares issued and outstanding as of December 31, 2021 and 2020, respectively (1)	35	22
Additional paid-in capital	1,042,164	377,134
Accumulated other comprehensive loss	(2,061)	(702)
Accumulated deficit	(477,113)	(392,113)
Total Sharecare, Inc. stockholders’ equity (deficit) (1)	563,025	(15,659)
Noncontrolling interest in subsidiaries	1,811	2,203
Total stockholders’ equity (deficit) (1)	564,836	(13,456)
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit)	$755,201	$265,974
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$412,815	$328,805	$339,541
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	203,218	160,911	179,967
Sales and marketing	51,407	33,335	33,993
Product and technology	74,438	44,078	45,855
General and administrative	136,594	83,238	65,824
Depreciation and amortization	32,601	24,684	23,782
Total costs and operating expenses	498,258	346,246	349,421
Loss from operations	(85,443)	(17,441)	(9,880)

Other income (expense):
Interest income	96	71	149
Interest expense	(27,662)	(31,037)	(28,685)
Loss on extinguishment of debt	(1,148)	—	—
Other income (expense)	27,007	(9,709)	(808)
Total other income (expense)	(1,707)	(40,675)	(29,344)
Loss before income tax benefit (expense) and loss from equity method investment	(87,150)	(58,116)	(39,224)
Income tax benefit (expense)	2,021	1,557	(213)
Loss from equity method investment	—	(3,902)	—
Net loss	(85,129)	(60,461)	(39,437)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(129)	(443)	543
Net loss attributable to Sharecare, Inc.	$(85,000)	$(60,018)	$(39,980)

Net loss per share attributable to common stockholders, basic and diluted(1)	$(0.30)	$(0.28)	$(0.19)
Weighted-average common shares outstanding, basic and diluted(1)	281,026,365	215,094,037	205,888,637

Net loss	$(85,129)	$(60,461)	$(39,437)
Other comprehensive loss adjustments:
Foreign currency translation	(1,486)	(241)	(583)
Comprehensive loss	(86,615)	(60,702)	(40,020)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(256)	(1,184)	428
Comprehensive loss attributable to Sharecare, Inc.	$(86,359)	$(59,518)	$(40,448)
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (1)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31, 2018, as previously reported	$—	810,354	$158,653	2,013,526	$2	$148,675	$(734)	$(293,593)	$2,823	$(142,827)
Conversion of shares due to Reverse Recapitalization	—	(810,354)	(158,653)	199,212,040	20	158,635	—	—	—	158,655
Balance at December 31, 2018, effect of Reverse Recapitalization	$—	—	$—	201,225,566	$22	$307,310	$(734)	$(293,593)	$2,823	$15,828
Stock options exercised	—	–	—	97,482	—	69	—	—	—	69
Issuance of common stock for previously reserved Lucid Shares	—	–	—	51,805	—	—	—	—	—	—
Issuance of Series C preferred stock, net of issuance costs	—	–	—	4,809,951	—	25,330	—	—	—	25,330
Issuance of warrants in connection with debt and revenue arrangements	—	–	—	–	—	2,639	—	—	—	2,639
Conversion of warrants to common shares	—	–	—	4,866,602	—	1	—	—	—	1
Beneficial conversion feature in connection with convertible debt	—	–	—	–	—	702	—	—	—	702
Cumulative effect of adopting ASU 2014-09	—	–	—	–	—	—	—	1,478	—	1,478
Share-based compensation	—	–	—	–	—	3,532	—	—	—	3,532
Currency translation adjustment	—	–	—	–	—	—	(468)	—	(115)	(583)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	–	—	–	—	—	—	—	543	543
Net income (loss) attributable to Sharecare, Inc.	—	–	—	–	—	—	—	(39,980)	—	(39,980)
Balance at December 31, 2019	$—	—	$—	211,051,406	$22	$339,583	$(1,202)	$(332,095)	$3,251	$9,559
Stock options exercised	—	–	–	352,658	—	338	—	—	—	338
Beneficial conversion feature in connection with convertible debt	—	–	–	–	—	(135)	—	—	—	(135)
Issuance of redeemable noncontrolling interest for and stock for Visualize Health acquisitions	5,040	–	–	–	—	584	—	—	—	584
Change in fair value of redeemable noncontrolling interest in subsidiaries	960	–	–	–	—	(960)	—	—	—	(960)
Issuance of stock for Mindsciences acquisition	—	–	–	3,386,990	—	7,548	—	—	—	7,548
Issuance of stock for Wellstar investment	—	–	–	890,732	—	6,745	—	—	—	6,745
Issuance of stock for WhitehatAI acquisition	—	–	–	1,425,171	—	2,160	—	—	—	2,160
Issuance of warrants in connection with debt and revenue arrangements	—	–	–	–	—	1,097	—	—	—	1,097
ASC 810-10 Visualize Health NCI Attribution	—	–	–	–	—	(7)	—	—	—	(7)
Share-based compensation	—	–	–	–	—	19,160	—	—	—	19,160
Redemption of Visualize Health put options	(974)	–	–	–	—	—	—	—	—	—
Expiration of Visualize Health put options	(1,026)	–	–	–	—	890	—	—	136	1,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	–	–	–	—	—	—	—	(443)	(443)
Currency translation adjustment	—	–	–	–	—	—	500	—	(741)	(241)
Net income (loss) attributable to Sharecare, Inc.	—	–	–	–	—	—	—	(60,018)	—	(60,018)
Other	—	–	–	–	—	131	—	—	—	131
Balance at December 31, 2020	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	–	—	15,067,237	2	15,432	—	—	—	15,434
Issuance of common stock for doc.ai acquisition	—	–	—	8,435,301	1	81,292	—	—	—	81,293
Settlement of contingent liability on WhitehatAI earnout	—	–	—	–	—	595	—	—	—	595
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provision	—	4,453,659	51,754	–	—	—	—	—	—	—
Issuance of stock for Carelinx acquisition	—	–	—	1,262,475	—	10,348	—	—	—	10,348
Issuance of stock for doc.ai antidilution provision	—	–	—	1,052,398	—	12,682	—	—	—	12,682
Issuance of stock for Series D antidilution provision	—	546,341	6,451	–	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	–	—	–	—	79	—	—	—	79
Common stock issued to settle contingent consideration from acquisitions in prior years	—	–	—	1,078,213	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	—	–	—	31,250	—	—	—	—	—	—
Conversion of warrants to common shares	—	–	—	11,647,316	1	11,480	—	—	—	11,481
Conversion of convertible notes to common shares	—	–	—	37,695,910	4	136,395	—	—	—	136,399
Business Combination and Private Placement financing, net of issuance costs	—	–	—	57,451,915	6	376,570	—	—	—	376,576
Cumulative effect of adopting ASU 2021-08	—	–	—	–	—	—	—	593	—	593
Dissolution of redeemable noncontrolling interest for Visualize Health	(4,000)	–	—	895,435	—	4,136	—	—	(136)	4,000
Share-based compensation	—	–	—	–	—	46,780	—	—	—	46,780
Other	—	–	—	66,555	—	(988)	—	—	—	(988)
Currency translation adjustment	—	–	—	–	—	—	(1,341)	—	(145)	(1,486)
Repurchased shares of common stock related to exercise of employee stock options	—	–	—	(6,002,255)	(1)	(29,771)	—	—	—	(29,772)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	–	—	–	—	—	(18)	—	(111)	(129)
Net income (loss) attributable to Sharecare, Inc.	—	–	—	–	—	—	—	(85,593)	—	(85,593)
Balance at December 31, 2021	$—	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(85,129)	$(60,461)	$(39,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	32,601	24,684	23,782
Non-cash interest expense	4,680	20,776	9,136
Write-off of deferred financing fees and debt discount	12,063	—	—
Loss on extinguishment of debt	1,148	—	—
Amortization of contract liabilities	(5,616)	(5,678)	(5,749)
Accretion of contract liabilities	1,561	2,053	2,459
Loss from equity method investment	—	3,902	—
Change in fair value of warrant liability and contingent consideration	(26,123)	9,647	566
Share-based compensation	46,780	19,160	3,532
Deferred income taxes	(2,196)	(1,604)	(290)
Payment of PIK interest	(8,717)	—	—
Other	2,270	1,094	498
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	(31,469)	8,104	(2,737)
Prepaid expenses and other assets	(4,810)	(378)	987
Accounts payable and accrued expense	9,381	9,239	(1,195)
Deferred revenue	(527)	(15,777)	11,025
Net cash provided by (used in) used in operating activities	(54,103)	14,761	2,577
Cash flows from investing activities:
Acquisition of Visualize Health	—	(2,000)	—
Acquisition of MindSciences	—	140	—
Acquisition of CareLinx	(54,774)	—	—
Acquisition of doc.ai	(16,784)	—	—
Purchases of property and equipment	(2,423)	(1,814)	(1,695)
Capitalized internal-use software costs	(38,406)	(15,497)	(14,949)
Net cash used in investing activities	(112,387)	(19,171)	(16,644)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of issuance costs	50,000	6,774	25,251
Proceeds from issuance of debt	20,000	38,000	35,400
Repayment of debt	(66,350)	(40,000)	(38,142)
Net proceeds from Reverse Recapitalization with Falcon Capital Acquisition Corp.	426,240	—	—
Proceeds from exercise of common stock options	5,964	336	69
Repurchased shares of common stock related to exercise of employee stock options	(19,581)	—	—
Payments on capital lease obligations	(1,052)	(1,268)	(1,781)
Financing costs	(1)	(72)	—
Net cash provided by financing activities	415,220	3,770	20,797
Effect of exchange rates on cash and cash equivalents	(228)	(435)	(138)
Net (decrease) increase in cash and cash equivalents	248,502	(1,075)	6,592
Cash and cash equivalents at beginning of period	22,603	23,678	17,086
Cash and cash equivalents at end of period	$271,105	$22,603	$23,678
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,946	$9,942	$16,624
Cash paid for income taxes	$52	$162	$653
Noncash financing activities:
Deferred offering costs not yet paid	$—	$2,071	$—
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home care, and more. Additionally, Sharecare, through its subsidiary Sharecare Health Data Services, LLC (“HDS”), provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities. Sharecare delivers value via its provider, enterprise, and life sciences channels. The consumer solutions channel (as referenced in previous filings) was renamed the life sciences channel in January 2022 in order to more accurately portray the customer base of the channel.
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
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”)

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Pursuant to the Merger Agreement, the merger between Merger Sub and Legacy Sharecare was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, FCAC was treated as the “acquired” company and Legacy Sharecare was treated as the acquirer for financial reporting purposes.
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy Sharecare issuing stock for the net assets of FCAC, accompanied by a recapitalization. The net assets of FCAC are stated at historical cost, with no goodwill or other intangible assets recorded.
Legacy Sharecare was determined to be the accounting acquirer in the Business Combination based on the following predominant factors at the time of the transaction:
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
Consolidation Policy
The consolidated financial statements include the accounts of Sharecare, Inc. and its wholly owned subsidiaries: Sharecare Operating Company, Inc., Lucid Global, Inc.; Healthways SC LLC; Sharecare Health Data Services, Inc.; HDS; Visualize Health, LLC; MindSciences, Inc.; SC-WHAI, LLC; Sharecare GMBH, a German-based subsidiary; Sharecare Digital Health International Limited; Sharecare SAS, a French-based subsidiary; Sharecare Services GMBH, a German-based subsidiary; Sharecare Australia Pty Limited, an Australian-based subsidiary; and Sharecare NZ Limited, a New Zealand-based subsidiary; doc.ai, Inc.; CareLinx Inc.; as well as Sharecare Brasil Servicos de Consultoria Ltda, a Brazil-based subsidiary in which Sharecare has a controlling interest. The Company entered into a joint venture with HInsight-Customer Care Holdings (HCA) — both the Company and HCA have an ownership in HICCH-SCL, LLC. All intercompany balances and transactions have been eliminated in consolidation.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources for the entire company.
Reclassifications
Certain prior period amounts previously recorded to long-term debt have been reclassified to other long-term liabilities and accrued expenses in the Consolidated Balance Sheets in order to conform to the current period presentation. Additionally, certain prior period amounts on the Consolidated Statements of Cash Flows previously reported in other have been reclassified to the Change in fair value of warrant liability and contingent consideration line item in order to conform to the current period presentation. These reclassifications had no effect on the previously reported results of operations.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

assumptions reflected in these consolidated financial statements are revenue recognition, the valuation of assets and liabilities acquired in business combinations, the valuation of common stock prior to the Business Combination, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash deposits are held with well-known financial institutions and may exceed federally insured limits. The Company grants credit to its customers during the normal course of business and generally requires no collateral from its customers.
Domestic revenues from operations represent approximately 95%, 95% and 94% of total revenue during the years ended December 31, 2021, 2020 and 2019, respectively. One customer accounted for 11%, 16% and 17% of the Company’s total revenues during the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020 there was one customer that individually accounted for 11% and 14%, respectively, of the Company’s accounts receivable, net.
Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires management to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Assets and liabilities that may be measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, equity method investment, goodwill and other intangible assets. For these assets, the Company does not periodically adjust the carrying value to fair value except in the event of impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recorded within operating income in the Consolidated Statements of Operations and Comprehensive Loss.
Further, in connection with business combinations, the values of certain assets acquired have been recorded at fair value using Level 3 inputs. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that an asset is expected to generate in the future. The Company develops internal estimates for the expected cash flows from acquired assets and estimates of discount rates used in the present value calculations. In certain instances, the Company also estimates fair value based on market multiples of comparable companies, when using the market approach.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents generally consist of investments in money market funds.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consists of trade accounts receivable which are due under normal trade terms requiring payment typically within 45 days from the invoice date. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable at the end of each year. It is reasonably possible that the estimates will change in the near term. Management evaluates whether accounts are delinquent on a case-by-case basis and based on historical experience.
The changes in the allowance for doubtful accounts are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Allowance for doubtful accounts – beginning balance	$5,707	$3,874
Provision for doubtful accounts	3,029	5,473
Amounts written off and other adjustments	(2,524)	(3,640)
Allowance for doubtful accounts – ending balance	$6,212	$5,707
Property and Equipment
Property and equipment are recorded at the original acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repairs and maintenance costs are expensed as incurred.
Business Combinations
The Company accounts for business acquisitions in accordance with ASC Topic 805, Business Combinations. The Company measures the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred by the acquirer, the liabilities incurred by the acquirer to former owners of the acquiree, the liabilities assumed by the acquirer from the acquiree, and the equity instruments issued by the acquirer. Transaction costs directly attributable to the acquisition are expensed as incurred. The Company records goodwill for the excess of (i) the total costs of acquisition and fair value of any noncontrolling interests over (ii) the fair value of the identifiable net assets of the acquired business.
Other Long-Term Assets
Long-term other assets include security deposits associated with the leasing of office space of $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively, as well as tax credits that can be used to reduce the Company’s taxable income in France (or that are receivable in cash if not used within three years) of $1.4 million and $1.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, long-term assets also includes $6.1 million primarily consisting of a non-cash payment for up front research and development costs related to the issuance of Series D redeemable convertible preferred stock (the “Series D preferred Stock") prior to the Business Combination, for which amortization is recorded to Product and technology in the Consolidated Statement of Operations and Comprehensive Loss on a straight-line basis. As of December 31, 2020, long-term assets also included $2.1 million of deferred costs associated with the Business Combination which was reclassified against proceeds and additional paid-in capital during the current year.
Intangible Assets
The Company amortizes the identified intangible assets with a finite life over their respective useful lives on a straight-line basis which approximates the pattern in which the economic benefits are consumed. Intangible assets deemed to have indefinite lives are not amortized, but are subjected to annual tests of impairment or more frequently if indicators of impairment are identified.
Intangible assets have useful lives within the following ranges:

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Internal use software	3–5 years
Technology – features/content	7–15 years
Trade name	4–indefinite years
Customer relationships	9–16 years
Contract Liabilities
In connection with acquisitions, the Company recognized current and noncurrent contract liabilities, representing off-market values associated with: (i) certain office lease agreements (amortization will continue through 2024) and (ii) certain wellness program royalty agreements (amortization will continue through 2023). Amortization of these contract liabilities during the year ended December 31, 2021 was $5.6 million. Of that amount, $1.7 million was included within cost of revenues and $3.9 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities during the year ended December 31, 2020 was $5.7 million. Of that amount, $1.7 million was included within cost of revenues and $4.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities during the year ended December 31, 2019 was $5.7 million. Of that amount, $1.6 million was included within cost of revenues and $4.1 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Deferred Financing Fees, Net
In connection with obtaining loans, the Company incurred and capitalized fees that were settled in cash and warrants. In addition, in connection with the modification of historical convertible debt instruments and through the issuance of convertible debt instruments, the Company had a beneficial conversion feature on its Series B, Series B-3 and Series B-4 Convertible Notes that were outstanding prior to the Business Combination. The financing fees and beneficial conversion features were amortized over the life of the loans as a component of interest expense. In July 2021, the Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into common stock in connection with the consummation of the Business Combination (see Note 7). During the year ended December 31, 2021, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $15.5 million, which primarily consisted of the loss on conversion of debt. During the years ended December 31, 2020 and 2019, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $6.8 million and $6.8 million, respectively, which represented the amortization of financing fees and beneficial conversion features.
Income Taxes
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities with consideration given to net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.
The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. The Company classifies its deferred income taxes as noncurrent on the Consolidated Balance Sheets.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of December 31, 2021 and 2020, such fees were $11.7 million and $9.9 million, respectively. The Company recognized $7.7 million of revenue during the year ended December 31, 2021 that was included in deferred revenue at December 31, 2020. The Company recognized $19.9 million of revenue during the year ended December 31, 2020 that was included in deferred revenue at December 31, 2019.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. The Company serves a diverse group of clients. We are the principal in all outstanding revenue arrangements except for CareLinx, for which such amounts are not material. CareLinx has B2C and B2B2C service lines for which CareLinx is the agent and we recognize the commission revenue based on the amount billed using the “as-invoiced” practical expedient.
Enterprise Revenue
The Company provides employers and health plans with health management programs for their employee base or covered population, including digital engagement, telephonic coaching, incentives, biometrics, and patient care managed health. Revenue is recognized on a per member per month (“PMPM”) basis for a portion of revenue and based on individual product offerings being purchased by each individual customer which may vary based on the timing of delivery of services against those performance obligations. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with customers, often based on a portion of the value the programs are expected to create. Contracts with health plans and integrated health care systems generally range from three to five years with several comprehensive strategic agreements extending for longer periods. Contracts with self-insured employers typically have two to four year terms.
Health management program contracts often include a fee for the subscription of the Sharecare digital platform which may also be sold on a stand-alone basis. This service allows members to access the proprietary health engagement mobile application with a comprehensive suite of health and wellness management programs, content, and tools. Revenue is recognized on a per member or a fixed fee basis as the services are provided.
The Company provides customers with Blue Zones solutions, a turnkey program for communities to apply the Blue Zone program principals, enabling community sponsors such as health plans, employers, and health systems, with a way to improve the health of their community in a tangible, measurable way. These contracts generally include two performance obligations, the discovery period and the subsequent content delivery for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two to four year terms.
The Company’s doc.ai unlocks the value of health data through licensing artificial intelligence modules and through the creation of products for a portfolio of clients including payors, pharma, and providers. These contracts generally include two performance obligations. The software license and maintenance/support are considered one series of distinct performance obligations and professional services is considered a separate distinct performance obligation. Revenue is recognized for all identified performance obligations as services are delivered.
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data in order to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the performance target(s). As of December 31, 2021 and 2020, such fees included within deferred revenue were $3.9 million and $5.9 million, respectively.
Customers are generally billed monthly for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should performance targets not be met. Fees for participation are typically billed in the month after the services are provided. Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally six months to a year. A limited number of contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the customer.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

In the event performance levels are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled.
Approximately $10.0 million, $12.5 million, and $12.3 million of revenues recognized during the years ended December 31, 2021, 2020 and 2019, respectively, were performance-based. As of December 31, 2021, 2020 and 2019, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $5.7 million, $7.3 million and $3.4 million, respectively, all of which were based on actual results. During the year ended December 31, 2021, $3.4 million was recognized in revenue that related to services provided prior to December 31, 2020.
Provider Revenue
Provider revenue is primarily based on services which provide data and information-driven solutions for healthcare providers that are tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security, and privacy standards. Revenue is recognized based on the volume of health document requests fulfilled and recognized upon satisfactory delivery to the customer. In addition, provider revenue is derived from subscription fees for various technology related services that assist providers with efficiency, productivity, quality, performance and risk-adjustment tools, billing contract compliance and enhanced patient care. Subscription fees are recognized ratably over a one to three year contractual period.
Life Sciences Revenue
The Company generates life sciences revenue mostly through ad sponsorships and content delivery. Content delivery revenue is recognized when the content is delivered to the customer. Ad sponsorship revenue is recognized when the contractual page views or impressions are delivered and the transaction has met the criteria for revenue recognition.
Certain customer transactions may contain multiple performance obligations that may include delivery of content, page views, and ad sponsorship over time. To account for each of these elements separately, the delivered elements must be capable of being distinct and must be distinct in the context of the contract. Revenue is allocated based on the stand-alone selling price for each performance obligation as the services are provided.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2021, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $131.2 million. As of December 31, 2021, the Company expects to recognize revenue on approximately 57% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Enterprise	$243,404	$188,339	$202,641
Provider	90,921	79,324	80,726
Life Sciences	78,490	61,142	56,174
Total Revenue	$412,815	$328,805	$339,541
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the respective local currency. All asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

separate component on the Consolidated Statements of Operations and Comprehensive Loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year.
Foreign currency transaction gains and losses are included in other expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Foreign currency transaction gains (losses) during the years ended December 31, 2021, 2020 and 2019 were immaterial.
Advertising expense
Advertising costs, which are expensed as incurred, totaled $8.8 million, $6.8 million and $7.3 million in 2021, 2020 and 2019, respectively.
Employee Benefit Plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed $1.5 million, $1.0 million and $1.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Share-Based Payments
The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees, based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.
For awards that contain performance conditions, compensation cost attributable to the period for which the requisite service has already been rendered is recognized in the period in which it becomes probable that the performance target will be achieved. Compensation cost for which requisite service has not yet been rendered, but for which it is probable that the performance target will be achieved, is recognized prospectively over the remaining requisite service period. In some cases, the period in which the performance target can be achieved is different than the requisite services period. Performance awards, for which the performance target is not achieved upon the date the employee stops rendering services, are forfeited.
For awards that vest upon a liquidity event or a change in control, the performance condition is not probable of being achieved until the event occurs. As a result, no compensation expense is recognized until the performance-based vesting condition is achieved, at which time the cumulative compensation expense will be recognized.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and other participating securities based upon their respective rights to receive dividends as if all income or losses for the period had been distributed. However, the Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net losses attributable to common stockholders to reallocate

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares.
Other Income (Expense)
For the years ended December 31, 2021, 2020, and 2019, other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Re-measurement of contingent consideration	$13,447	$(6,211)	$(472)
Re-measurement of warrant liabilities	12,676	(3,436)	(94)
Other	884	(62)	(242)
Total other income (expense)	$27,007	$(9,709)	$(808)
Accounting Standards Not Yet Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”) or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees will need to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the revenue recognition guidance in ASC 606. The lease standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted.
In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard using this optional transition method. The Company has conducted an evaluation of this new standard and its impact to the consolidated financial statements. Based on our evaluation to date, we expect the adoption will not have a material impact on our consolidated financial statements. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. Our accounting for capital leases will remain substantially unchanged.
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra asset account. The ASU requires a cumulative-effect change to retained earnings in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.
Recently Adopted Accounting Standards
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard largely aligns the accounting for share-based payment awards issued to employees and non-employees by expanding the scope of ASC 718 to apply to non-employee share-based

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

transactions, as long as the transaction is not effectively a form of financing. The Company adopted ASU 2018-07 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2019, the FASB issued ASU No. 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share Based Consideration Issued to a Customer. The update requires that an entity measure and classify share-based payment awards to a customer by applying the guidance in Topic ASC 718. The Company adopted ASU 2019-08 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combination (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers. The update requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities, such as deferred revenue, in a business combination and eliminates the requirement to recognize such items at fair value as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in an interim period. The Company elected to early adopt ASU No. 2021-08 during the fourth quarter of 2021. As such, the Company retrospectively applied the update to all business combinations for which the acquisition date occurred on or after January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
Prior to the Special Meeting, holders of 19,864,030 shares of FCAC’s Class A common stock sold in FCAC’s initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $198.6 million. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above), there were 333,875,179 issued and outstanding shares of the Company’s common stock (excluding the Earnout Shares (as defined herein)). In addition, at the closing of the Business Combination, the Company issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) upon exchange of the shares of Series D Preferred Stock held by one investor in accordance with the terms of the Merger Agreement.
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of December 31, 2021. The Earnout Shares allocated to Legacy Sharecare shareholders are accounted for as liability instruments and classified as level 3 instruments that are marked-to-market each reporting period (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
The Business Combination was accounted for as a Reverse Recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, FCAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Sharecare issuing stock for the net assets of FCAC, accompanied by a recapitalization. The cash of $146.4 million, which included cash previously held in the FCAC trust (net of redemptions), and working capital accounts of FCAC were recorded at historical cost, which approximates fair value. The Company also assumed the private placement warrants and public warrants (each as defined herein) from FCAC, which were recorded based on the acquisition date fair value (see Note 3). Cash paid for issuance costs and advisory fees were approximately $54.0 million. Additionally, in connection with the Business

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Combination, the Company made one-time bonus payments of $11.6 million to certain executives which has been recorded in General and Administrative expense, and resulted in a reduction in operating cash flows.
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
The following table reconciles the elements of the Business Combination to the net proceeds from Reverse Recapitalization with FCAC, as set forth in the Consolidated Statement of Cash Flows for the year ended December 31, 2021 (in thousands):

Recapitalization
Cash received from Private Placement financing	$425,600
Cash paid to Legacy Sharecare stockholders	(91,698)
Cash received from FCAC trust and cash on hand, net of redemptions	146,363
Cash paid for issuance costs and advisory fees	(54,025)
Net proceeds from Reverse Recapitalization with FCAC	$426,240
The following table reconciles the number of shares of common stock of FCAC to common stock of the Company immediately following the consummation of the Business Combination, as reflected on the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) (share numbers are not in thousands):

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
3. Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, and contingent consideration. Cash equivalents are comprised of money market funds stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected settlement date. The warrant liabilities and contingent consideration liabilities relate to previous acquisitions and the Business Combination.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,955	$—	$—	$10,955
Total cash equivalents	$10,955	$—	$—	$10,955

Liabilities
Warrant liabilities	$10,820	$—	$—	$10,820
Contingent consideration - other liabilities	—	—	13,897	13,897
Total liabilities at fair value	$10,820	$—	$13,897	$24,717

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$11,793	$—	$—	$11,793
Total cash equivalents	$11,793	$—	$—	$11,793

Liabilities
Warrant liabilities	$—	$—	$4,963	$4,963
Contingent consideration - other liabilities	—	—	9,271	9,271
Total liabilities at fair value	$—	$—	$14,234	$14,234
The warrants included in the units issued in FCAC’s initial public offering, each of which is exercisable for one share of common stock at an exercise price of $11.50 (the “public warrants”), were classified within Level 1 as they are publicly traded and had an observable market price in an active market. The warrants issued by FCAC simultaneously with its initial public offering in a private placement, each of which is exercisable for one share of common stock at an exercise price of $11.50 (the “private placement warrants”), and contingent consideration were classified within Level 3 as they were valued using certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2021, all private placement warrants were subsequently registered and reclassified to Level 1 measurement as they are now publicly traded and have an observable market price in an active market. The fair value of the private placement warrants was estimated using the Black-Scholes model with inputs based on the Company’s stock price, the exercise price, expected volatility, and expected term. The fair value of the contingent consideration was estimated based on the Company’s stock price and number of shares expected to be issued from acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare shareholders and FCAC Sponsors were included in contingent consideration and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the private placement warrant liabilities balance (Level 3 measurements) during 2021 and 2020 (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

December 31, 2019	$1,526
Re-measurement of warrants (other (income) expense)	3,437
December 31, 2020	4,963
Re-measurement of warrants (other (income) expense)	(843)
New private placement warrants assumed in connection with the Business Combination	10,319
Conversion of warrants to common stock in connection with the Business Combination	(10,761)
Reclassification to Level 1 measurement upon registration of private placement warrants	(3,678)
December 31, 2021	$—

The following is a schedule of changes to the contingent consideration - other liabilities for the periods presented (in thousands):

December 31, 2019	$702
Contingent consideration from acquisitions	2,358
Re-measurement of contingent consideration (other (income) expense)	6,211
December 31, 2020	9,271
Contingent consideration from acquisition	10,305
Antidilution provision for Series D Preferred Stock	6,387
Settlement of contingent consideration for doc.ai acquisition	(12,682)
Conversion of Series D Preferred Stock to Series A Preferred Stock	(6,451)
Contingent consideration in connection with the Business Combination	21,109
Settlement of contingent consideration for WhitehatAI earnout	(595)
Re-measurement of contingent consideration (other (income) expense)	(13,447)
December 31, 2021	$13,897
4. Balance Sheet Components
Property and Equipment
As of December 31, 2021 and 2020, property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	2021	2020
Computer hardware	3	$14,379	$11,750
Furniture/fixtures	5–7	2,055	1,962
Leasehold improvements	1–5	2,678	2,658
Other	Indefinite	18	18
Property and equipment, gross		19,130	16,388
Less: accumulated depreciation		(14,596)	(12,315)
Property and equipment, net		$4,534	$4,073
Depreciation expense during the years ended December 31, 2021, 2020 and 2019 totaled $2.7 million and $2.8 million and $2.9 million, respectively.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Accrued Expenses and Other Current Liabilities
As of December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following (in thousands):

	2021	2020
Accrued expenses	$27,050	$16,243
Accrued compensation	16,428	14,728
Accrued media costs	4,816	5,279
Accrued taxes	1,396	771
Accrued other	1,963	4,648
Total accrued expenses and other current liabilities	$51,653	$41,669

5. Acquisitions
2021
doc.ai
On February 22, 2021, the Company acquired all outstanding equity interests of doc.ai Incorporated. The total purchase price in connection with the acquisition was $120.6 million, consisting of $29.0 million of cash (comprised of $15.0 million due upon closing and $14.0 million paid via a note payable), $10.3 million of contingent consideration (comprised of up to 1,145,790 shares of common stock and up to 485,922 stock options), and $81.3 million in the form of 9,039,117 shares of common stock (8,435,301 issued at closing and 603,816 shares to be issued at the first anniversary of the acquisition) and 2,444,361 stock options. The note payable and contingent consideration was settled on July 1, 2021 in connection with the Business Combination. The fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Cash and cash equivalents	$12,217
Prepaid expenses	244
Other current assets	400
Developed technology	15,668
Customer relationships	17,389
Goodwill	85,811
Accounts payable and other accrued liabilities	(5,965)
Deferred revenue	(2,274)
Debt	(904)
Deferred tax liability	(1,688)
Other long-term liabilities	(302)
Total	$120,596
The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value of the customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction-related expenses of $0.8 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The Company also incurred compensation expenses of $8.8 million through the issuance of replacement stock options which were recorded under general and administrative expenses and product and technology expenses in the Consolidated Statement of Operations and Comprehensive Loss. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and identifiable intangible assets acquired and liabilities

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s products available to both new and existing customers and increase the Company’s competitive position. The goodwill resulting from this acquisition is not tax deductible. The Company finalized its purchase accounting for the doc.ai acquisition during the fourth quarter of 2021.
The results of operations of doc.ai have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the acquisition date. Revenue and net loss from the acquisition date through December 31, 2021 were approximately $17.3 million and $3.9 million, respectively.
CareLinx
On August 11, 2021, the Company acquired all outstanding equity interests of CareLinx Inc. (“CareLinx”). The total preliminary purchase price in connection with the acquisition is $65.6 million, consisting of $55.2 million of cash and $10.4 million equity-based consideration, comprised of 1,262,475 shares of common stock and 295,758 stock options. The preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Cash	$445
Accounts receivable	4,006
Other receivables	59
Prepaid expenses	234
Other current assets	344
Developed technology	14,800
Customer relationships	13,300
Trade name	2,600
Other long-term assets	1,789
Goodwill	31,510
Accrued expenses	(1,371)
Contract liabilities - current	(45)
Non-current contract liabilities	(53)
Other long-term liabilities	(2,048)
Total	$65,570
The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value of customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction-related expenses of $1.1 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s services available to both new and existing customers and increase the Company’s competitive position. The goodwill resulting from this acquisition is not tax deductible.
The purchase accounting for the CareLinx business combination remains preliminary, with respect to acquired tangible and intangible assets and liabilities assumed as management continues to gather and evaluate information about circumstances that existed as of the acquisition date as well as the completing the assessment of the related income tax attributes of the transaction which are still in process. Additionally, the assignment of the goodwill recognized to its related reporting unit is still in process. The Company will update its disclosures in subsequent financial statements as additional progress is made to account for the transaction.
The results of operations of the CareLinx acquisition have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the acquisition date. Revenue and net loss since the acquisition date through December 31, 2021 were approximately $12.1 million and $4.2 million, respectively.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
Other Prior Year Acquisitions
On February 12, 2020, the Company acquired Visualize Health (“VH”) in order to obtain its software platform. The selling owners of VH contributed the assets of the business to HDS-VH Holdings, Inc. (“HDS-VH”), a subsidiary of Sharecare, in exchange for $2.0 million of cash, $1.9 million of contingent consideration and $5.0 million in redeemable stock of HDS-VH. After the combination, the Company owned all of the voting interests and approximately 97% of the equity interests of HDS-VH and consolidated its results of operations. The former owners of VH had the ability to sell their shares in HDS-VH to the Company at a stated value (a put feature); therefore, the noncontrolling interest in HDS-VH was recorded as Contingently Redeemable Noncontrolling Interests in the Company’s financial statements. Subsequently, the shares were redeemed (see Note 11). The Company initially estimated the fair value of contingently redeemable noncontrolling interests based on (1) selling owners’ interest in the estimated fair value of VH at the transaction and the book value of HDS-VH immediately prior to the transaction and (2) the estimated fair value of the put feature. The Company estimated the fair value of the contingent consideration as of the acquisition date. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2023, with the remeasurement adjustment reported in the Consolidated Statements of Operations and Comprehensive Loss within the Other income (expense) line item. The assets acquired and liabilities assumed in connection with the VH acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Accounts receivable	$650
Developed technology	4,385
Customer relationships	420
Goodwill	5,223
Accounts payable and other accrued liabilities	(47)
Deferred tax liability	(1,122)
Total	$9,509
The fair value assigned to the developed technology was determined using the relief from royalty method. The customer relationships were determined primarily using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction related expenses of $0.2 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. Goodwill of $0.7 million resulting from this acquisition is tax deductible and $4.5 million is not tax deductible.
On May 13, 2020, the Company acquired all outstanding equity interests of Mindsciences, Inc. in order to acquire its digital platform and software. The total purchase price consideration in connection with the acquisition was $7.6 million, consisting of 440,316 shares of common stock reflecting the retroactive restatement of the Series C redeemable convertible preferred stock for the effect of the Business Combination (initially issued 6,179 shares of Series C redeemable convertible preferred stock) totaling $1.7 million and 2,946,744 shares of common stock and 1,092,558 options totaling $5.9 million. The assets acquired and liabilities assumed in connection with the Mindsciences acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Cash and cash equivalents	$140
Accounts receivable	99
Prepaid expenses and other current assets	12
Developed technology	1,731
Customer relationships	388
Goodwill	5,692
Accounts payable and other accrued liabilities	(185)
Deferred tax liability	(287)
Total	$7,590
The fair value assigned to the developed technology was determined using the relief from royalty method. The customer relationships were determined primarily using the multi-period excess earnings method, which estimates the direct cash flow

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
expected to be generated from the existing customers acquired. The Company incurred transaction related expenses of $0.3 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The goodwill resulting from this acquisition is not tax deductible.
On July 2, 2020, the Company acquired all outstanding equity interests of WhiteHatAI in order to acquire its digital platform and software. The total consideration transferred in connection with the acquisition was $2.7 million, consisting of 1,425,200 shares of common stock totaling $2.2 million, and contingent consideration estimated to be $0.5 million (comprised of up to 1,487,553 shares of common stock). The Company estimated the fair value of the contingent consideration as of the acquisition date. The contingent consideration is subject to remeasurement at each reporting date until July 2023, with the remeasurement adjustment reported in the Consolidated Statements of Operations and Comprehensive Loss within the Other income (expense) line item. The assets acquired and liabilities assumed in connection with the WhiteHatAI acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Prepaid expenses and other assets	$10
Developed technology	2,254
Goodwill	1,165
Accounts payable and other current liabilities	(241)
Deferred tax liability	(465)
Total	$2,723
The fair value assigned to the developed technology was determined using the relief from royalty method. Other identifiable assets acquired were immaterial. The Company incurred transaction related expenses of $0.3 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The goodwill resulting from this acquisition is not tax deductible.
The results of operations of each acquisition have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the respective acquisition date. Actual revenue and losses of the entities since the acquisition date as well as pro forma combined results of operations for these acquisitions have not been presented because the effect of the acquisitions was not material to the Company’s consolidated financial results for the periods presented. For each acquisition, goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisitions that will enhance the Company’s products available to both new and existing customers and increase the Company’s competitive position. Changes in the contingent consideration recognized in connection with the above acquisitions have been summarized in Note 3 above. The Company had finalized the purchase accounting for all of its 2020 acquisitions in 2020.
6. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible assets as of December 31, 2021 and 2020 were as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

	December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$69,063	$(24,950)	$44,113	9.2
Trade name	6,392	(3,932)	2,460	5.5
Customer relationships	77,849	(27,468)	50,381	9.9
Internal use software	121,218	(72,380)	48,838	2.4
Total definite-lived, intangible assets	$274,522	$(128,730)	$145,792

Intangible assets not subject to amortization
Internal use software projects in process	$4,264	$—	$4,264
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$9,294	$—	$9,294
Total intangible assets	$283,816	$(128,730)	$155,086

	December 31, 2020
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$38,803	$(20,721)	$18,082	7.7
Trade name	3,792	(3,739)	53	4.4
Customer relationships	47,160	(22,340)	24,820	7.5
Internal use software	81,492	(52,299)	29,193	2.3
Total definite-lived, intangible assets	$171,247	$(99,099)	$72,148

Intangible assets not subject to amortization
Internal use software projects in process	$1,069	$—	$1,069
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$6,099	$—	$6,099
Total intangible assets	$177,346	$(99,099)	$78,247
The following tables set forth the changes in the carrying amount of the Company’s goodwill during the years ended December 31, 2021 and 2020 (in thousands):

December 31, 2019	$62,939
Additions	12,080
Foreign currency translation adjustment	717
December 31, 2020	75,736
Additions	117,320
Foreign currency translation adjustment	(614)
December 31, 2021	$192,442

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. The Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, a quantitative assessment of the fair value of a reporting unit is performed to test goodwill for impairment using a discounted cash flow analysis. There have been no impairments of goodwill since the Company’s inception.
Amortization expense on intangible assets totaled $29.9 million, $21.9 million and $20.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$34,699
2023	30,094
2024	20,580
2025	11,720
2026	11,367
Thereafter	37,332
Total	$145,792
7. Debt
Debt is comprised of the following as of the periods presented (in thousands):

Description	December 31, 2021	December 31, 2020
Senior Secured Credit Agreement, interest payable at either prime + 2.0% subject to a floor or LIBOR + 2.75%, due February 2023 (inclusive of paid in kind interest; the related fees of $313 and $595 as of December 31, 2021 and 2020, respectively, are presented as other long-term assets on the Consolidated Balance Sheets)	$419	$13,059
Second Lien Credit Agreement, interest payable at 12.375%, due May 2023 ($40,000 principal amount), and paid in-kind interest of $1,374 as of December 31, 2020	—	39,920
Series B-3 Convertible Notes, interest payable at 10%, due August 2023, ($95,000 principal amount), and paid in-kind interest $7,176 as of December 31, 2020	—	89,037
Series B-4 Convertible Notes, interest payable at 10%, due August 2023, ($25,000 principal amount), and paid in-kind interest of $1,549 as of December 31, 2020	—	24,884
Series B Convertible Notes, interest payable at 10%, due August 2023 ($5,000 principal amount), and paid in-kind interest of $371 as of December 31, 2020	—	4,924
Note payable	—	400
Total debt	419	172,224
Less current portion	—	(400)
Total long-term debt	$419	$171,824
The Company’s debt is stated at its carrying amount.
In July 2021, the Company settled substantially all of its existing indebtedness, totaling $178.4 million in connection with the consummation of the Business Combination and pursuant to the terms of the Merger Agreement. The Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into 37,695,910 shares of common stock, adjusted

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

by the Exchange Ratio of 71.26. The Company recognized a loss on conversion of debt of $12.1 million related to the write-off of the deferred beneficial conversion feature and warrant costs within interest expense in the Consolidated Statement of Operations and Comprehensive Loss. The Company also repaid in full and terminated its Second Lien Credit Agreement and recognized a loss on extinguishment of debt of $1.1 million related to unamortized discounts as separately disclosed within the Consolidated Statement of Operations and Comprehensive Loss.
Senior Secured Credit Agreement
In March 2017, the Company refinanced its existing debt through the execution of that certain Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among Legacy Sharecare, certain subsidiaries of Legacy Sharecare (together with Legacy Sharecare, the “Borrowers”), the lenders named therein (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”).
The Senior Secured Credit Agreement provides for a senior secured revolving credit facility with total commitments of $60.0 million (the “Revolving Facility”). Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Senior Secured Credit Agreement matures on February 10, 2023. Borrowings under the Senior Secured Credit Agreement are secured by all assets of the Company.
In connection with the consummation of the Business Combination, Legacy Sharecare, the other Borrowers, the Lenders and the Administrative Agent, entered into an Amendment Number Six to the Senior Secured Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the Administrative Agent and Lenders provided certain consents with respect to the consummation of the Transactions and certain amendments were made to the terms of the Senior Secured Credit Agreement to reflect the Transactions. The Company and certain other subsidiaries of Legacy Sharecare executed joinders to become a party to the Senior Secured Credit Agreement as required by the Sixth Amendment in July 2021.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and the Company in compliance with those covenants as of December 31, 2021. As of December 31, 2021, $50.7 million was available for borrowing under the Revolving Facility net of the letters of credit (Note 12) and associated miscellaneous fees.

8. Income Taxes
Components of the income tax expense during the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	2021	2020	2019
Current expense (benefit):
Foreign	$133	$—	$436
Federal	—	—	(35)
State	42	47	102
	175	47	503
Deferred expense (benefit):
Foreign	(84)	154	(427)
Federal	(1,469)	(1,404)	114
State	(643)	(354)	23
	(2,196)	(1,604)	(290)
Total income tax expense (benefit)	$(2,021)	$(1,557)	$213
Income tax expense (benefit) differs from the amount that would be calculated by applying federal statutory rates to loss before income taxes primarily because of the valuation allowance on deferred tax assets. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

	2021	2020	2019
Income tax benefit at the federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(22.43)%	(23.36)%	(27.11)%
State income tax	10.43%	5.60%	6.04%
Permanent: fair market value adjustments	6.29%	(3.05)%	(0.30)%
Deferred: stock compensation	(12.65)%	—%	—%
Transaction costs	1.80%	—%	—%
Research and development credits	1.20%	—%	—%
Legal settlement	(1.20)%	—%	—%
Other	(2.12)%	2.49%	—%
Effective income tax rate	2.32%	2.68%	(0.37)%
The components of the deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating losses	$82,115	$58,376
Share-based compensation expense	10,798	13,119
Accrued expenses	2,787	2,264
Property and equipment and internal use software	515	461
Contract liabilities	1,705	2,852
Interest expense	14,999	12,220
Tax credits	4,518	488
Deferred revenue	814	989
Intangible assets	12,961	10,754
Intangible assets (indefinite life)	816	963
Other	3,522	4,185
Valuation allowance	(112,146)	(90,010)
Total deferred tax assets	23,404	16,661

Deferred tax liabilities:
Intangible assets	(19,762)	(11,243)
Intangible assets (indefinite life)	(1,953)	(1,955)
Beneficial conversion feature	—	(2,945)
Other	(1,929)	(1,007)
Total deferred tax liabilities	(23,644)	(17,150)
Net deferred tax liability	$(240)	$(489)
The components of loss from operations, before income taxes, are as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

	2021	2020	2019
Domestic	$(91,261)	$(55,889)	$(40,106)
Foreign	4,111	(2,227)	882
Total loss before income tax expense	$(87,150)	$(58,116)	$(39,224)
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the net deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the research tax credits during the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021 and 2020, net operating loss carryforwards are as follows (in thousands):

	2021	2020
Net Operating Losses – Federal	$310,429	$226,749
Net Operating Losses – State	269,521	165,719
Net Operating Losses – International	3,530	4,948
Total net operating losses	$583,480	$397,416
The state and pre-2018 federal net operating loss carryforwards will start to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite. Of the estimated $310.4 million in federal net operating losses that existed on December 31, 2021, $112.3 million were generated after 2017 and will not expire. The realization of the Company’s existing net operating losses was analyzed to determine if any of the losses would be limited under Section 382. It was determined, based on historical ownership changes and acquisitions through the date of the Business Combination, that of the $255.3 million in net operating losses that existed on July 1, 2021, $1.5 million will be limited indefinitely, and the remaining $46.8 million in net operating losses are 382 limited and will become available ratably through 2032. Of the $580.0 million in federal and state net operating loss carryforwards, an estimated $56.2 million relates to the acquisition of CareLinx. The Company will continue to refine the estimate through the measurement period, as provided under ASC 805.
Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely but are limited to 80% of taxable income in any year. Therefore, taxable temporary differences related to indefinite-lived intangibles may now be used as a source of future taxable income in assessing the realizability of post-2017 federal loss carryforwards. The realization of the Company’s deferred tax assets (including its net operating loss carryforwards) has been analyzed and a valuation allowance established where it is not more-likely-than-not to be realized based on positive and negative evidence. The valuation allowance increased $22.1 million during the year ended December 31, 2021.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Valuation allowance as of beginning of the year	$90,010	$83,218
Increases to valuation allowance during the year	22,136	6,792
Valuation allowance as of end of year	$112,146	$90,010
The Tax Cuts and Jobs Act of 2017 (“TCJA”), as signed by the President of the United States on December 31, 2017, significantly revised U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, and created a modified territorial taxing system for international operations. Among the various foreign income inclusion provisions enacted, the Company is directly impacted by the “global intangible low taxed income” (“GILTI”). The Company’s accounting policy election is to treat the GILTI tax as a period cost. Under this provision, foreign income generated by its controlled foreign corporations is subject to U.S. tax; GILTI tax for 2021 totaled $0.4 million.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

The Company has not recognized income tax on the basis difference inherent in its foreign subsidiaries, as these amounts continue to be permanently reinvested in foreign operations. Foreign income will be subject to U.S. income tax upon repatriation. No determination has been made on the basis difference of foreign operations or amount of any unrecognized deferred income tax liability related to the basis difference. Determination of the amount is not practical because of the complexities of the hypothetical calculation.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2021, the Company’s uncertain tax positions were not material and, therefore, accrued interest or penalties related to uncertain tax positions were also not material. No Federal income taxes were paid in 2021, 2020 and 2019.
9. Redeemable Convertible Preferred Stock
The following is a schedule of authorized, issued and outstanding shares and amounts of each series of redeemable convertible preferred stock as of December 31, 2021 (in thousands, except share amounts):

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
The Series D Preferred Stock had substantially similar terms as the Company’s other redeemable convertible preferred stock that was outstanding prior to the Business Combination, except that the Series D Preferred Stock (i) was senior in right of liquidation to all other classes of the Company’s outstanding preferred stock, (ii) was entitled to the same accruing dividends as the Company’s senior Series B-2 and B-4 Preferred Stock and (iii) was not subject to certain mandatory conversion provisions applicable to the other series of the Company’s redeemable convertible preferred stock (including mandatory conversion in connection with the Business Combination). Upon consummation of the Business Combination, all of the outstanding shares of the Series D Preferred Stock were exchanged for 5,000,000 shares of Series A Preferred Stock (which exchange reflected the application of the anti-dilution rights noted above).
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

being accreted to their redemption values. Subsequent adjustments to the carrying values to the convertible preferred stock would be made only when a deemed liquidation event becomes probable.
10. Common Stock and Stockholders’ Deficit
The Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) reflect the Business Combination as of July 1, 2021. As Legacy Sharecare was deemed the accounting acquirer in the Business Combination with FCAC, all periods prior to the consummation date reflect the balances and activity of Legacy Sharecare. The balances as of December 31, 2020 and 2019 from the consolidated financial statements of Legacy Sharecare as of that date, share activity (redeemable convertible preferred stock, preferred stock, common stock, and additional paid in capital) and per share amounts were retroactively adjusted, where applicable, using the Exchange Ratio of 71.26. Other than the Series D Preferred Stock discussed in Note 9, all convertible redeemable preferred stock classified as mezzanine, was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination (as described in Note 9).
As of December 31, 2021, the Company was authorized to issue up to 600,000,000 shares of common stock.
As of December 31, 2021, there was 66,555 shares of common stock issuable to the former shareholders of entities acquired entities by the Company in prior years.
During the fourth quarter of 2021, the Company repurchased 6,002,255 shares of common stock related to withholding tax obligations upon exercise of employee stock options and settlement of the exercise price of the options as reflected on the Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and the Consolidated Statements of Cash Flows.
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. In connection with the consummation of the Business Combination, all vested and exercisable warrants issued by the Company, and outstanding immediately prior to the effective date of the Business Combination, were converted into 10,921,334 shares of common stock pursuant to the Merger Agreement. The number of shares issuable upon conversion of the warrants was determined based on the number of shares of common stock issuable upon exercise of such warrants, on a net exercise basis, and using the Exchange Ratio of 71.26. Certain unvested warrants outstanding immediately prior to the Business Combination were not converted. Liability warrants generally vest immediately and are exercisable upon issuance and have an expiration of seven years from issuance. Equity warrants generally vest after three years from the date of issuance and have an expiration of seven years from issuance.
As of December 31, 2021, all private placement warrants were registered as discussed in Note 3. As of December 31, 2021, the following warrants were issued and outstanding:

Classification	Underlying Security	Warrants Outstanding	Exercise Price per Share
Equity	Common	890,732	$5.61
Liability - Warrants	Common	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of December 31, 2021, these agreements provide for the issuance of up to 7,826,442 shares of common stock (including Earnout Shares in connection with the Business Combination) and 10,173,582 warrants to purchase shares of common stock. With respect to these arrangements, there were 195,650 warrants and 132,594 shares of common stock earned but not issued during the year ended December 31, 2021.
Share-based Payments
In July 2021, the Board of Directors of the Company adopted the Sharecare, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination and succeeded the Company’s

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

legacy equity incentive plans. Under the 2021 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and vendors. Restricted stock units are also granted under the 2021 Plan. The 2021 Plan also permits the Company to grant stock-based awards with performance or market conditions.
The maximum number of shares of Company common stock that may be delivered in satisfaction of awards under the 2021 Plan as of December 31, 2021 is 149,040,940 (including 118,803,402 shares of Company common stock issuable upon the exercise of outstanding options to purchase shares of Common stock or settlement of restricted stock units). Awards generally have a maximum life of 10 years. Stock option awards are granted with an exercise price estimated to be greater than or equal to the fair market value on the date of grant. Service-based awards generally vest over a service period of four years and performance-based awards vest upon the satisfaction of various performance targets. As of December 31, 2021, the Company had approximately 30,237,538 shares of its common stock available for issuance in satisfaction of future awards under the 2021 Plan.
Stock option and restricted stock unit activity, prices, and values adjusted by the Exchange Ratio, during the year ended December 31, 2021 and 2020 is as follow (share numbers are not in thousands):

	Options Outstanding				Restricted Stock Units
	Number of Options(1)	Weighted- Average Exercise Price(1)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2019	72,820,028	$1.09	5.80	$25,328
Granted	49,009,272	1.43
Exercised	(352,659)	0.94		1,217
Cancelled / Forfeited	(13,652,352)	0.96
Outstanding as of December 31, 2020	107,824,289	$1.25	7.30	$341,623	—
Granted	27,779,908	7.85			2,492,323	$7.39
Exercised / Released	(15,788,241)	1.04		54,446	(31,250)	7.42
Cancelled / Forfeited	(3,192,495)	2.51			(281,132)	$7.39
Outstanding as of December 31, 2021	116,623,461	$2.81	7.64	$300,125	2,179,941	$7.39
Vested and/or exercisable as of December 31, 2021	73,712,795	$1.33	6.91	$233,440	—	$—
Vested and/or exercisable as of December 31, 2020	71,937,052	$1.20	6.30	$231,621	—	$—
(1) Share and per share amounts prior to July 1, 2021 have been retroactively restated to reflect the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the estimated fair value of the Company’s common stock.
The table above includes 1,744,046 and 55,870 options granted to non-employees during the years ended December 31, 2021 and 2020, respectively.
Valuation Assumptions
The Company’s use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted to employees requires the input of subjective assumptions. These assumptions and estimates are as follows:
Expected volatility — Expected volatility is a measure of the amount by which the stock price is expected to fluctuate, Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period of time equal to the expected life of the options.
Expected term — The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for non-employee stock options is the contractual life, or 10 years.
Risk-free rate — The Company uses the U.S. Treasury yield for its risk-free interest rate that corresponds with the expected term.
Expected dividend yield — The Company utilizes a dividend yield of zero, as it does not currently issue dividends and does not expect to in the future.
The following assumptions were used to calculate the fair value of stock option grants made during the following periods:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	55%	55% - 57%	60%
Expected term (in years)	5.0 – 10.0	5.0 – 7.0	5.0 - 6.9
Risk-free interest rate	0.40% – 1.54%	0.27% – 0.61%	1.65% – 1.75%
Expected dividend yield	—%	—%	—%
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception of expected term discussed above.
Share-based compensation expense for employee and nonemployee options included in the Consolidated Statements of Operations and Comprehensive Loss is as follows during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$44	$30	$76
Sales and marketing	1,835	484	680
Product and technology	12,502	431	324
General and administrative	32,399	18,215	2,452
Total share-based compensation	$46,780	$19,160	$3,532
Included in the share-based compensation table above is $0.8 million of expense related to the Earnout Shares allocated to Legacy Sharecare option holders (see Note 2).
The Company’s total unrecognized compensation cost related to options and restricted stock units as of December 31, 2021 was $98.1 million and $13.7 million and is expected to be recognized over a weighted average vesting period of 3.01 and 2.75 years, respectively. The Company’s total unrecognized share-based compensation issued to non-employees as of December 31, 2021 was $1.1 million and is expected to be recognized over a weighted average vesting period of 0.50 years.
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
Redeemable Noncontrolling Interests
In conjunction with the VH acquisition, the Company issued 1,068,900 shares of common stock of HDS-VH. to the sellers as part of purchase consideration which resulted in the sellers obtaining a noncontrolling interest. Additionally, the Company issued a put right which gives these shareholders the right to put the 1,068,900 shares back to Sharecare in the future, resulting in the redeemable noncontrolling interests classification outside of permanent equity in the Company’s Consolidated Balance Sheets. During the year ended December 31, 2021, HDS-VH Holdings, Inc. was dissolved and became Visualize Health, LLC, a wholly owned subsidiary of the Company. The outstanding shares of HDS-VH Holdings Inc. were exchanged at a one-to-one ratio for the Company’s common stock. As such, there were no redeemable noncontrolling interests as of December 31, 2021.
12. Commitments and Contingencies
Operating Leases
The Company leases office space in Sao Paulo, Brazil and Berlin, Germany; and the following states: Arizona, California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, and Washington under noncancelable operating leases expiring at various dates through July 2024. Total rent expense was $6.2 million, $6.4 million, and $8.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The following is a schedule of future minimum lease payments under the operating leases (in thousands):

Year ending December 31:
2022	$4,417
2023	1,785
2024	418
2025	—
2026	—
Thereafter	—
$6,620
The Company is the lessor in three non-cancelable sub-lease agreements with two companies for the Franklin, Tennessee office space and one company for CareLinx office space in California. The total future minimum rental payments to be received as of December 31, 2021 is $3.1 million.
Purchase Commitments
The following is a schedule of future non-cancellable purchase obligations with certain service providers as follows (in thousands):

Year ending December 31:
2022	$9,725
2023	8,280
2024	2,558
2025	1,500
2026	1,500
Thereafter	6,500
$30,063

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

Letters of Credit
As of December 31, 2021, the Company had outstanding letters of credit totaling $8.9 million issued in connection with routine business requirements.
Legal Matters
From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on the information presently available, the resolution of any such legal matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has accrued for losses that are both probable and estimable. The Company believes that no amount of losses in excess of amounts accrued are reasonably possible.
As of December 31, 2021, the Company has accrued for $8.3 million of estimated contingent liabilities in connection with legal matters related to a sponsorship agreement and a prior acquisition.
We are also party to investigations and legal disputes and losses related to certain matters that are reasonably possible, but at this time, we cannot estimate a loss or range of losses.
13. Related-Party Transactions
As discussed in Note 7, the Company settled substantially all of its existing indebtedness in connection with the consummation of the Business Combination. Prior to the Business Combination, certain amounts of the Company’s long-term debt outstanding was due to related parties. As of December 31, 2021 and 2020, $0 and $75.7 million, respectively, of the Company’s Series B, B-3 and B-4 Convertible Notes were due to related parties. See Note 7 for further details regarding the terms of the related debt instruments.
The Company previously owned a 50% interest in HICCH-SCL. In 2015, the Company and HCA formed HICCH-SCL, a joint venture with HCA, for the purpose of developing a patient scheduling technology. The Company recorded its investment in HICCH-SCL under the equity method of accounting. In August 2020, the Company initiated discussions with HCA to dissolve HICCH-SCL. In connection with its plans, the Company recorded an impairment loss of $3.9 million included within loss from equity method investment on the Consolidated Statements of Operations and Comprehensive Loss, of which $1.2 million related to its investment in HICCH-SCL and $2.7 million related to a short-term loan receivable from HICCH-SCL.
The Company’s largest customer was an investor in $20.0 million of the Series B-3 Convertible Notes, had a designated board representative prior to the Business Combination and thus is a related party for 2021. Subsequent to the Business Combination, the customer no longer was considered a related party due to loss of the board seat. The Company recorded revenues from the customer of $48.0 million, $54.0 million and $56.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, accounts receivable from the customer were $11.5 million and $9.5 million as of December 31, 2021 and 2020, respectively. The number of warrants earned but not issued were 0, 6,185 and 10,544, and were recorded as a reduction of revenue totaling $0, $1.1 million, and $0.5 million, during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has the exclusive right to license the Dr. Dean Ornish Program for Reversing Heart DiseaseTM, a research-based lifestyle management program developed by Dr. Dean Ornish focusing on nutrition, activity, stress management, and love and support (the “Ornish Program”). A royalty agreement with Dr. Ornish, MD, an employee of the Company, guarantees the greater of $1.2 million or 15% of revenues of the Ornish Program on an annual basis. The royalty earned by the Ornish Program for years ended December 31, 2021, 2020 and 2019 totaled $1.2 million.
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of December 31, 2021 and 2020, $2.0 million and $2.2 million, respectively, in notes receivable were outstanding with Sul América. Revenues recognized during the years ended December 31, 2021, 2020 and 2019 totaled $11.6 million, $12.8 million and $18.7 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. As of December 31, 2021 and 2020, $0 and $0.6 million, respectively, in receivables were outstanding from this company. Revenues recognized for each of the years ended

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

December 31, 2021, 2020 and 2019 totaled $0.3 million, $3.5 million and $4.1 million, respectively. The Company paid less than $0.1 million, $0.3 million and $0.4 million in 2021, 2020 and 2019, respectively in connection with these services.
The Series D Preferred Stock, which converted into Series A Preferred Stock upon consummation of the Business Combination (see Note 9), is held by a customer that also has an employee that sits on our Board of Directors. As of December 31, 2021, $5.0 million in receivables were outstanding from this related party. Additionally, as of December 31, 2021 and 2020, long-term assets included $5.5 million and $0 of a non-cash payment for up front research and development costs related to the issuance of the Series D Preferred Stock and a related commitment of $2.5 million per year through 2025 related to research and development activities. Revenues recognized from the customer for each of the years ended December 31, 2021, 2020 and 2019 totaled, $17.3 million, $3.9 million and $9.2 million, respectively.
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
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, expect share and per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator
Net loss	$(85,129)	$(60,461)	$(39,437)
Less: Redeemable noncontrolling interest remeasurement	—	(804)	—
Less: (Income) loss attributable to noncontrolling interests in subsidiaries	129	443	(543)
Net loss available to common stockholders	$(85,000)	$(60,822)	$(39,980)

Denominator
Weighted-average common shares outstanding, basic and diluted	281,026,365	215,094,037	205,888,637
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.28)	$(0.19)
The Company’s potential dilutive securities, which include stock options, warrants to purchase common stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2021	2020	2019
Convertible debt	18,796,999	35,783,839	33,700,921
Stock options	61,896,591	82,154,207	63,242,655
Warrants to purchase common stock	5,665,985	8,507,552	5,505,342
Redeemable convertible preferred stock	3,544,003	—	—
Contingently issuable shares	1,537,463	1,265,205	509,124
Total	91,441,041	127,710,803	102,958,042

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2021

15. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, March 31, 2022, the date on which the consolidated financial statements were issued, noting no such material events.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on July 1, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Compliance & Disclosure Interpretations, Regulation S-K.
Material Weakness and Changes in Internal Control
In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. As of December 31, 2021, the Company did not maintain sufficient internal controls related to the review of a unique contract for a new product offering to a new customer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During the first quarter of 2022, we began implementing specific remediation actions to address the material weakness, which include the following :
•Identifying new control activities, modifying existing controls, and enhancing the documentation that evidences a control’s performance specific to contract reviews related to new customers and new product offerings;
•Supplementing our internal accounting resources with additional external accounting and finance resources;
•Engaging a professional accounting services firm to assist us with our documentation and assessment of our internal controls over financial reporting with respect to our compliance with Section 404 of the Sarbanes-Oxley Act.
Prior to completion of the Business Combination, FCAC management disclosed a material weakness in FCAC’s internal control over financial reporting that was previously reported in their Form 10-K/A filed on May 11, 2021, which material weakness has now been remediated.

Other than as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
•Financial Statements
The following financial statements of Sharecare, Inc. are included in Item 8 of this Annual Report on Form 10-K:
i.Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
ii.Consolidated Balance Sheets as of December 31, 2021 and 2020
iii.Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020, and 2019
iv.Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019
v.Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
vi.Notes to Consolidated Financial Statements
•The following financial statement schedules are filed with this Annual Report on Form 10-K:
◦Not applicable.
•The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit	Description
2.1 †
Agreement and Plan of Merger, dated as of February 12, 2021, by and among Falcon Capital Acquisition Corp., FCAC Merger Sub Inc., Sharecare, Inc. and Colin Daniel, solely in his capacity as representative of the stockholders of Sharecare, Inc. (incorporated by reference to Annex A of Amendment 3 to FCAC’s Form S-4 filed May 26, 2021 (File No. 333-253113)).

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

4.2
Warrant Agreement, dated as of September 21, 2020, between Falcon Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (including Form of Warrant Certificate) (incorporated by reference to Exhibit 4.1 of FCAC’s Current Report on Form 8-K filed with the SEC on September 24, 2020).

4.3*	Description of Securities.
10.1 #	Sharecare, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).
10.2 #
Form of Stock Option Grant Notice for Named Executive Officers (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.3 #	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).
10.4 #	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).
10.5 #*	Form of Stock Option Award Agreement (for awards previously issued under the Sharecare, Inc. 2010 Equity Incentive Plan).
10.6 #*	Form of Stock Option Award Agreement (for awards previously issued under the Sharecare, Inc. 2020 Equity Incentive Plan).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).
10.8 †
Amended and Restated Registration Rights Agreement, dated as of July 1, 2021, by and among Falcon Capital Acquisition Corp., Sharecare, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).

Exhibit	Description
10.9 †
Earnout Escrow Agreement, dated July 1, 2021, by and among Sharecare, Inc., Colin Daniel, solely in his capacity as stockholder representative, Falcon Equity Investors LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to FCAC’s Registration Statement on Form 8-A, filed with the SEC on July 1, 2021).

10.10
Sponsor Agreement, dated as of February 12, 2021, by and between Falcon Equity Investors LLC and Sharecare, Inc. (incorporated by reference to Exhibit 10.5 of FCAC’s Current Report on Form 8-K, filed with the SEC on February 12, 2021).

10.11
Letter Agreement, dated September 21, 2020, by and among Falcon Capital Acquisition Corp., its executive officers, its directors and Falcon Equity Investors LLC (incorporated by reference to Exhibit 10.5 of FCAC’s Current Report on Form 8-K, filed with the SEC on September 24, 2020).

10.12
Form of Subscription Agreement, dated February 12, 2021, by and between Falcon Capital Acquisition Corp., and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 of FCAC’s Current Report on Form 8-K, filed with the SEC on February 12, 2021).

10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 11, 2021).
10.14 #
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.15 #
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Justin Ferrero (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.16 #
Employment Agreement, effective as of August 13, 2021, by and among Sharecare, Inc., Sharecare Operating Company, Inc. and Dawn Whaley (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on August 12, 2021).

10.17 †
Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.18 †
Amendment Number One to Credit Agreement, dated as of May 11, 2017, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.2 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.19 †
Amendment Number Two to Credit Agreement, dated as of June 11, 2018, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.3 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.20 †
Amendment Number Three to Credit Agreement, dated as of February 12, 2020, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.4 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.21 †
Amendment Number Four to Credit Agreement, dated as of May 4, 2020, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.22 †
Amendment Number Five to Credit Agreement, dated as of February 22, 2021, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to FCAC’s Registration Statement on Form S-4, filed with the SEC on May 26, 2021).

10.23 †
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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Sharecare’s Form S-1 filed on September 3, 2021.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature pages).

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101
____________
*    Filed herewith.
**    Furnished herewith.
#     Indicated a management contract or compensatory plan or arrangement.
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARECARE INC.
/s/ Jeff Arnold
Name:	Jeff Arnold
Title:	Chief Executive Officer and Chairman
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Jeff Arnold, Justin Ferrero, Colin Daniel and Carrie Ratliff, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jeff Arnold	Chief Executive Officer and Chairman	March 31, 2022
Jeff Arnold	(Principal Executive Officer)

/s/ Justin Ferrero	Chief Financial Officer	March 31, 2022
Justin Ferrero	(Principal Financial Officer)

/s/ Michael Blalock	Chief Accounting Officer	March 31, 2022
Michael Blalock	(Principal Accounting Officer)

/s/ Jeffrey A. Allred	Director	March 31, 2022
Jeffrey A. Allred

/s/ John H. Chadwick	Director	March 31, 2022
John H. Chadwick

/s/ Sandro Galea	Director	March 31, 2022
Sandro Galea

/s/ Kenneth R. Goulet	Director	March 31, 2022
Kenneth R. Goulet

/s/ Veronica Mallet	Director	March 31, 2022
Veronica Mallet

/s/ Alan G. Mnuchin	Director	March 31, 2022
Alan G. Mnuchin

/s/ Rajeev Ronanki	Director	March 31, 2022
Rajeev Ronanki

/s/ Jeffrey Sagansky	Director	March 31, 2022
Jeffrey Sagansky