Form 10-Q
period 2022-03-31
Sharecare, Inc.
filed 2022-05-12
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 9, 2022, there were 350,270,350 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited)	2
	Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

Part II. Other Information
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		35
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$253,306	$271,105
Accounts receivable, net (net of allowance for doubtful accounts of $6,740 and $6,212, respectively)	95,252	103,256
Other receivables	2,866	5,327
Prepaid expenses	11,659	8,819
Other current assets	2,579	2,459
Total current assets	365,662	390,966
Property and equipment, net	4,404	4,534
Other long-term assets	19,963	12,173
Intangible assets, net	157,160	155,086
Goodwill	192,041	192,442
Total assets	$739,230	$755,201
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,320	$27,155
Accrued expenses and other current liabilities (Note 4)	54,699	51,653
Deferred revenue	12,503	11,655
Contract liabilities, current	3,061	4,597
Debt, current (Note 8)	584	—
Total current liabilities	98,167	95,060
Contract liabilities, noncurrent	1,099	1,745
Warrant liabilities	5,229	10,820
Long-term debt (Note 8)	—	419
Other long-term liabilities	13,725	24,116
Total liabilities	118,220	132,160
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of March 31, 2022 and December 31, 2021	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 349,082,480 and 345,788,707 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	1,078,201	1,042,164
Accumulated other comprehensive loss	(2,130)	(2,061)
Accumulated deficit	(515,314)	(477,113)
Total Sharecare stockholders’ equity	560,792	563,025
Noncontrolling interest in subsidiaries	2,013	1,811
Total stockholders’ equity	562,805	564,836
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$739,230	$755,201

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$100,710	$90,202
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	51,492	44,394
Sales and marketing	14,511	11,510
Product and technology	19,420	20,454
General and administrative	55,998	19,554
Depreciation and amortization	9,878	6,683
Total costs and operating expenses	151,299	102,595
Loss from operations	(50,589)	(12,393)
Other income (expense):
Interest income	29	8
Interest expense	(492)	(7,010)
Other income (expense)	12,845	(11,878)
Total other income (expense)	12,382	(18,880)
Loss before income tax expense	(38,207)	(31,273)
Income tax expense	(92)	(85)
Net loss	(38,299)	(31,358)
Net loss attributable to noncontrolling interest in subsidiaries	(98)	(106)
Net loss attributable to Sharecare, Inc.	$(38,201)	$(31,252)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.11)	$(0.14)
Weighted-average common shares outstanding, basic and diluted (1)	344,891,335	223,191,871

Net loss	$(38,299)	$(31,358)
Other comprehensive loss adjustments:
Foreign currency translation	231	(960)
Comprehensive loss	(38,068)	(32,318)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries	202	(257)
Comprehensive loss attributable to Sharecare, Inc.	$(38,270)	$(32,061)
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2021	—	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	—	2,414,986	—	2,337				2,337
Common stock issued upon vesting of restricted stock units	—	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	–	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	—	132,587	—	—	—	—	—	—
Issuance of stock for Doc.ai escrow shares	—	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	—	–	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	–	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	—	–	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	—	–	—	—	—	(38,201)	—	(38,201)
Other	—	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31. 2022	—	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2020	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—	—	1,425,100	—	1,375	—	—	—	1,375
Issuance of common stock for doc.ai acquisition	—	—	—	8,435,301	1	81,292	—	—	—	81,293
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	39	—	—	—	39
Conversion of warrants to common shares	—	—	—	672,324	—	645	—	—	—	645
Share-based compensation	—	—	—	—	—	12,026	—	—	—	12,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	(18)	—	(88)	(106)
Currency translation adjustment	—	—	—	—	—	—	(791)	—	(169)	(960)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(31,252)	—	(31,252)
Other	—	—	—	—	—	(988)	—	—	—	(988)
Balance at March 31. 2021	$4,000	—	$—	227,639,682	$23	$471,523	$(1,511)	$(423,365)	$1,946	$48,616

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,299)	$(31,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,878	6,683
Non-cash interest expense	233	1,910
Amortization of contract liabilities	(1,095)	(1,401)
Accretion of contract liabilities	220	390
Lease right-of-use assets expense	1,503	—
Change in fair value of warrant liability and contingent consideration	(12,368)	11,748
Share-based compensation	33,110	12,026
Deferred income taxes	175	(29)
Other	846	(926)
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	7,931	(16,910)
Prepaid expenses and other assets	(1,624)	(7,621)
Accounts payable and accrued expense	(11,640)	3,710
Operating lease liabilities	(1,810)	—
Deferred revenue	848	17,092
Net cash used in operating activities	(12,092)	(4,686)
Cash flows from investing activities:
Acquisition of doc.ai	—	(2,784)
Purchases of property and equipment	(548)	(234)
Capitalized internal-use software costs	(7,462)	(6,073)
Net cash used in investing activities	(8,010)	(9,091)
Cash flows from financing activities:
Proceeds from issuance of debt	—	20,000
Repayment of debt	—	(3)
Proceeds from exercise of common stock options	2,337	2,020
Payments on financing lease obligations	(84)	(233)
Financing costs in conjunction with the issuance of debt	—	(1)
Net cash provided by financing activities	2,253	21,783
Effect of exchange rates on cash and cash equivalents	50	(122)
Net (decrease) increase in cash and cash equivalents	(17,799)	7,884
Cash and cash equivalents at beginning of period	271,105	22,603
Cash and cash equivalents at end of period	$253,306	$30,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$258	$2,247
Cash paid for income taxes	$—	$32
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
SPAC Transaction
On July 1, 2021, Falcon Capital Acquisition Corp., the Company’s predecessor and a Delaware corporation (“FCAC”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2021 (the “Merger Agreement”), with Sharecare, Inc., a Delaware corporation (“Legacy Sharecare”), FCAC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FCAC (“Merger Sub”), and the stockholder representative. Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub merged with and into Legacy Sharecare with Legacy Sharecare surviving the merger as a wholly-owned subsidiary of the Company (as successor to FCAC). In addition, in connection with the consummation of the Business Combination, the Company changed its name to “Sharecare, Inc.” and Legacy Sharecare changed its name to “Sharecare Operating Company, Inc.” The Business Combination is further described in Note 2.
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
Legacy Sharecare was determined to be the accounting acquirer in the Business Combination based on the following predominant factors at the time of the Transactions:
•Legacy Sharecare’s existing stockholders have the greatest voting interest in the Company;
•The largest individual minority stockholder in the Company was a stockholder of Legacy Sharecare;

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

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
Consolidation Policy
The consolidated financial statements include the accounts of Sharecare, Inc. and its wholly owned subsidiaries: Sharecare Operating Company, Inc., Lucid Global, Inc.; Healthways SC LLC; Sharecare Health Data Services, Inc.; HDS; Visualize Health, LLC; MindSciences, Inc.; SC-WHAI, LLC; Sharecare GMBH; Sharecare Digital Health International Limited; Sharecare SAS, a French-based subsidiary; Sharecare Services GMBH; Sharecare Australia Pty Limited, an Australian-based subsidiary; doc.ai, Inc.; CareLinx Inc.; as well as Sharecare Brasil Servicos de Consultoria Ltda, a Brazil-based subsidiary in which Sharecare has a controlling interest. The Company entered into a joint venture with HInsight-Customer Care Holdings (HCA) both the Company and HCA have an ownership in HICCH-SCL, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources for the entire company.

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheets as of March 31, 2022 and the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit), and Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

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
Contract Liabilities
In connection with acquisitions, the Company recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Additionally, the balance as of March 31, 2021 included certain office lease agreements prior to the adoption of ASC 842. Amortization of these contract liabilities was $1.1 million for three months ended March 31, 2022, of which $0.4 million was included within cost of revenues and $0.7 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $1.4 million for three months ended March 31, 2021, of which $0.4 million was included within cost of revenues and $1.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of March 31, 2022 and December 31, 2021, such fees were $12.5 million and $11.7 million, respectively. The Company recognized $8.1 million of revenue during the three months ended March 31, 2022 that was included in deferred revenue at December 31, 2021.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data in order to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of March 31, 2022 and December 31, 2021, such fees included within deferred revenue were $4.1 million and $3.9 million, respectively.
In the event performance levels are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.9 million and $1.6 million of revenues recognized during the three months ended March 31, 2022 and 2021, respectively, were performance-based. As of March 31, 2022 and 2021, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $4.6 million and $3.2 million, respectively. During the three months ended March 31, 2022, $0.3 million was recognized in revenue that related to services provided prior to December 31, 2021.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of March 31, 2022, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $126.2 million. As of March 31, 2022, the Company expects to recognize revenue on approximately 60% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Enterprise	$59,771	$54,135
Provider	24,717	20,009
Life Sciences	16,222	16,058
Total Revenue	$100,710	$90,202

Other Expenses
For the three months ended March 31, 2022 and 2021, other income (expenses) consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Re-measurement of contingent consideration	$6,777	$(6,977)
Re-measurement of warrant liabilities	5,591	(4,771)
Other	477	(130)
Total other income (expenses)	$12,845	$(11,878)

Accounting Standards Not Yet Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra asset account. The ASU requires a cumulative-effect change to retained earnings in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. The Company is currently evaluating this new standard and the impact it will have on its consolidated financial statements.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Standards
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Lessees are required to recognize most leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. Classification is based on criteria that are largely similar to those applied in prior lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the revenue recognition guidance in ASC 606.
In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As of January 1, 2022, the Company adopted the standard using this optional transition method. The accounting for capital leases remained substantially unchanged. The Company has applied the available package of practical expedients, as well as the election not to apply recognition and measurement requirements to short-term leases. See Note 6 for further details.

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
Prior to the Special Meeting, holders of 19,864,030 shares of FCAC’s Class A common stock sold in FCAC’s initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $198.6 million. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above), there were 333,875,179 issued and outstanding shares of the Company’s common stock (excluding the Earnout Shares (as defined herein)). In addition, at the closing of the Business Combination, the Company issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) upon exchange of the shares of Legacy Sharecare Series D redeemable convertible preferred stock held by one investor in accordance with the terms of the Merger Agreement.
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of March 31, 2022. The Earnout Shares allocated to Legacy Sharecare shareholders are accounted for as liability instruments and classified as level 3 instruments that are marked-to-market each reporting period (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2022 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,671	$—	$—	$10,671
Total cash equivalents at fair value	$10,671	$—	$—	$10,671

Liabilities
Warrant liabilities	$5,229	$—	$—	$5,229
Contingent consideration – other liabilities	—	—	5,215	5,215
Total liabilities at fair value	$5,229	$—	$5,215	$10,444
The warrants included in the units issued in FCAC’s initial public offering (the “public warrants”) and the warrants issued by FCAC simultaneously with its initial public offering in a private placement (the “private placement warrants”), were both classified within Level 1 as they are publicly traded and had an observable market price in an active market. The public warrants and private placement warrants are both exercisable for one share of common stock at an exercise price of $11.50.
Contingent consideration was classified within Level 3 as it was valued using certain unobservable inputs. The fair value of the contingent consideration was estimated based on the Company’s stock price and number of shares expected to be issued from acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare shareholders and FCAC Sponsors were included in contingent consideration and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration — other current liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2021	$13,897
Settlement of contingent consideration for HDS retained shares	(1,905)
Re-measurement of contingent consideration	(6,777)
March 31, 2022	$5,215

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses	$27,577	$27,050
Accrued compensation	15,034	16,428
Accrued media costs	2,702	4,816
Accrued taxes	1,353	1,396
Operating lease liabilities, current	5,763	—
Accrued other	2,270	1,963
Total accrued expenses and other current liabilities	$54,699	$51,653
5. Acquisitions
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

Cash	$445
Accounts receivable	4,204
Other receivables	59
Prepaid expenses	234
Other current assets	344
Developed technology	14,800
Customer relationships	13,300
Trade name	2,600
Other long-term assets	1,789
Goodwill	31,312
Accrued expenses	(1,371)
Contract liabilities - current	(45)
Noncurrent contract liabilities	(53)
Other long-term liabilities	(2,048)
Total	$65,570
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
The purchase accounting for the CareLinx business combination remains preliminary, with respect to working capital assets and liabilities assumed, and any related goodwill adjustments as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Additionally, the assessment of the related income tax attributes of the transaction is still in process. The Company will update its disclosures in subsequent financial statements as additional progress is made to account for the transaction.

6. Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) using the optional transition method resulting in a cumulative-effect adjustment to the Consolidated Balance Sheets. Comparative financial statements of prior periods have not been adjusted to apply the new method retrospectively. The new method of accounting was applied only to leases that have ongoing minimum lease commitments after January 1, 2022, excluding short-term leases. As of the adoption date, the Company recognized total ROU assets of $8.1 million, with corresponding lease liabilities of $9.2 million on the Consolidated Balance Sheets. The adoption did not impact the beginning accumulated deficit, or prior year Consolidated Statements of Operations and Comprehensive Loss and Statements of Cash Flows. Finance leases are immaterial.
The effect of the January 1, 2022 adoption on key financial statement line items as of March 31, 2022 is as follows (in thousands):

	March 31, 2022
Balance Sheet:	Financial position if ASU 2016-02 had not been adopted on January 1, 2022	As reported under ASU 2016-02 adoption	$ Change	% Change
Prepaid expenses	$12,078	$11,659	(419)	(3)%
Other long-term assets	$12,373	$19,963	7,590	61%
Total assets	$732,059	$739,230	7,171	1%
Accrued expenses and other current liabilities	$48,936	$54,699	5,763	12%
Contract liabilities, current	$3,884	$3,061	(823)	(21)%
Contract liabilities, noncurrent	$1,308	$1,099	(209)	(16)%
Other long-term liabilities	$11,285	$13,725	2,440	22%
Total liabilities	$111,049	$118,220	7,171	6%
Under Topic 842, the Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are included in other long-term assets, accrued expenses and other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets. Finance lease ROU assets and liabilities are included in property and equipment, accounts payable, and other long-term liabilities in the Consolidated Balance Sheets.
Operating ROU assets and lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company used its quarterly incremental borrowing rate based on the information available that corresponds to each lease commencement date and lease term when determining the present value of future payments for operating leases.
The Company operating leases principally involve office space. The Company leases office space in Sao Paulo, Brazil and Berlin, Germany; and the following states: Arizona, California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, and Washington under noncancellable operating leases expiring at various dates through November 2027.
These leases may contain variable non-lease components consisting of common area maintenance, operating expenses, insurance, and similar costs of the office space that we occupy. The Company has adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all of the leases. The operating lease ROU assets include future fixed lease payments made as well as any initial direct costs incurred and exclude lease incentives. Variable lease payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Lease expense includes short-term lease cost which is not material to the Consolidated Financial Statements.
The components of operating lease costs, lease term and discount rate for three months ended March 31, 2022 are as follows (in thousands, except lease term and discount):

Three Months Ended March 31, 2022
Operating lease costs	$1,591
Variable lease costs	535
Short-term lease expense	43
Total operating lease costs	$2,169

Weighted-average remaining lease term (years):
Operating leases	1.94

Weighted-average discount rate:
Operating leases	4.5%
Operating lease expense was $1.6 million for the three months ended March 31, 2021, under ASC 840. The Company is also the lessor in three non-cancelable sub-lease agreements with two companies for the Franklin, Tennessee office space and one company for CareLinx office space in California. Sublease income for the three months ended March 31, 2022 was $0.5 million.
Supplemental cash flow information related to leases for the three months ended March 31, 2022 are as follows (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$1,896
Assets obtained in exchange for lease obligations:
Operating leases	$849

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of March 31, 2022 (in thousands):

Leases:	Operating Leases
Remainder of 2022	$4,767
2023	2,518
2024	661
2025	248
2026	256
2027	241
Thereafter	—
Total undiscounted future cash flows	8,691
Less: Imputed interest	(458)
Present value of lease liabilities	$8,233

Lease liabilities, current	5,763
Lease liabilities, noncurrent	2,470
Present value of lease liabilities	$8,233

The total future minimum rental payments related to the aforementioned subleases to be received as of March 31, 2022 is $2.4 million.
7. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible assets as of March 31, 2022 were as follows (in thousands):

	March 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$68,995	$(26,326)	$42,669	9.0
Trade name	6,392	(4,043)	2,349	5.3
Customer relationships	77,849	(28,989)	48,860	9.7
Internal-use software	132,454	(78,563)	53,891	2.3
Total definite-lived, intangible assets	$285,690	$(137,921)	$147,769

Intangible assets not subject to amortization
Internal-use software projects in process	$4,361	$—	$4,361
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	9,391	—	9,391
Total intangible assets	$295,081	$(137,921)	$157,160

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2021	$192,442
Purchase accounting opening balance sheet adjustment	(198)
Foreign currency translation adjustment	(203)
March 31, 2022	$192,041
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
Amortization expense for intangible assets during the three months ended March 31, 2022 and 2021 totaled $9.2 million and $6.0 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of March 31, 2022 (in thousands):

Year ending December 31:
Remainder of 2022	$28,578
2023	33,844
2024	24,342
2025	12,340
2026	11,359
Thereafter	37,306
Total	$147,769
8. Debt

As of March 31, 2022 and December 31, 2021, debt was comprised of outstanding borrowings of $0.6 million and $0.4 million, respectively, under the Company’s senior secured revolving credit facility (the “Revolving Facility”) due February 2023. The Revolving Facility is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent. Borrowings under the Revolving Facility currently bear interest at either a U.S. base rate plus 2.0%, subject to a floor, or a rate based on LIBOR plus 2.75% (inclusive of paid in kind interest; the related deferred financing fees of $0.2 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, which are presented as other current assets on the Consolidated Balance Sheets). As of March 31, 2022, $50.5 million was available for borrowing under the Senior Secured Credit Agreement.
See Note 7 Debt to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 for additional information.
9. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German French and Brazilian operations. For the three months ended March 31, 2022, the Company recognized income tax expense of $0.1 million, primarily due to tax on foreign income. For the

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
three months ended March 31, 2021, the Company recognized an income tax expense of $0.1 million, primarily due to tax on separately filed state returns.
10. Common Stock and Stockholders’ Equity
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. Liability warrants generally vest immediately and are exercisable upon issuance and have an expiration of seven years from issuance. Equity warrants generally vest after three years from the date of issuance and have an expiration of seven years from issuance.

As of March 31, 2022, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	890,732	$5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of March 31, 2022, these agreements provide for the issuance of up to 7,826,442 shares of common stock (including Earnout Shares in connection with the Business Combination) and 4,833,110 warrants to purchase shares of common stock. With respect to these arrangements, there were 232,562 warrants earned but not issued during the three months ended March 31, 2022.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values adjusted by the Exchange Ratio, during the three months ended March 31, 2022 is as follows:

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2021	116,623,463	$2.81	7.64	$300,125	2,179,941	$7.39
Granted	233,377	2.46			7,968,873	3.80
Exercised/Released	(2,414,986)	0.97		3,634	(73,617)	4.97
Cancelled/Forfeited	(1,380,862)	2.24			(363,465)	5.78
Outstanding as of March 31, 2022	113,060,992	$2.86	7.44	$105,988	9,711,732	$4.52
Vested and/or exercisable as of March 31, 2022	73,153,740	$1.41	6.75	$84,589	—	$—
Vested and/or exercisable as of December 31, 2021	73,712,795	$1.33	6.91	$233,440	—	$—

Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three months ended March 31, 2022 and 2021 (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$118	$21
Sales and marketing	1,544	348
Product and technology	1,027	8,906
General and administrative	30,421	2,751
Total share-based compensation expense	$33,110	$12,026
Additionally, amortization of compensation costs related to share-based payment awards reflected within additional paid-in capital in the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 includes approximately $0.6 million related to capitalizable internally developed software activities.
11. Commitments and Contingencies
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
12. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of March 31, 2022 and December 31, 2021, $2.3 million and $2.0 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended March 31, 2022 and 2021 totaled $2.6 million and $3.0 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. Revenues recognized for the three months ended March 31, 2022 and 2021 totaled $0 and $0.3 million, respectively. The Company paid $0 and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively, in connection with these services.
The Series A Preferred Stock is held by a customer that also has an employee serving on our Board of Directors. As of March 31, 2022 and December 31, 2021, $5.5 million and $5.0 million, respectively, in receivables were outstanding from this related party. Additionally, as of March 31, 2022 and December 31, 2021, long-term assets included $5.1 million and $5.5 million, respectively, of a non-cash payment for up front research and development costs related to the issuance of the Series A Preferred Stock and a related commitment of $2.5 million per year through 2025 related to research and development activities. The Company also paid $0.5 million and $0.4 million related to administration fees and stop-loss coverage for employee health insurance for the three months ended March 31, 2022 and 2021, respectively. Revenues recognized for the three months ended March 31, 2022 and 2021 totaled $4.9 million and $0.7 million, respectively.
13. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the Reverse Recapitalization.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator
Net loss	$(38,299)	$(31,358)
Less: Net loss attributable to noncontrolling interest in subsidiaries	98	106
Net loss available to common stockholders	$(38,201)	$(31,252)

Denominator
Weighted-average common shares outstanding, basic and diluted	344,891,335	223,191,871
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.14)
The Company’s potential dilutive securities, which include stock options and restricted stock units, warrants to purchase common stock, redeemable convertible preferred stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31, 2022	March 31, 2021
Convertible debt	—	37,698,664
Stock options and restricted stock units	44,970,833	64,168,915
Warrants to purchase common stock	—	13,939,595
Redeemable convertible preferred stock	5,000,000	—
Contingently issued shares	422,229	1,378,853
Total	50,393,062	117,186,027
14. Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through May 12, 2022, the date the consolidated financial statements were available to be issued and, as a result, is reporting the following:
On May 11, 2022, the board authorized a $50 million share repurchase program. Repurchases under the program may be made in the Company’s discretion from time to time in the open market prior to December 31, 2022, in privately negotiated transactions, or otherwise, in accordance with all securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company expects to fund repurchases with existing cash and cash equivalents.
On May 11, 2022, the Company and certain subsidiaries of the Company entered into Amendment No. 8 to the Senior Secured Credit Agreement pursuant to which the minimum EBITDA financial covenant contained therein was amended for each fiscal quarter ending during the period from March 31, 2022 through September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2021, 2020 and 2019, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and Sharecare’s unaudited interim financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Sharecare. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “possible,” “continue,” “might,” “potential” or “intends” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements regarding our expectations as to:
•our ability to realize the benefits expected from the Business Combination;
•our business, operations and financial performance, including:
◦expectations with respect to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
◦future business plans and growth opportunities, including revenue opportunity available from new or existing clients and expectations regarding the enhancement of platform capabilities and addition of new solution offerings;
◦developments and projections relating to our competitors and the digital healthcare industry;
◦the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
◦our expectations regarding future acquisitions, partnerships or other relationships with third parties;
◦our future capital requirements and sources and uses of cash, including potential share repurchases and our ability to obtain additional capital in the future and fully access our Revolving Facility; and
◦our ability to recognize performance-based revenue;
•our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act;
•our success in retaining or recruiting, or changes required in, our officers key employees or directors, including our ability to increase our headcount as we expand our business; and
•the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
Our one platform can be disaggregated into three client channels:
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
While Sharecare is an essential business for its customers, the pandemic has not had a significant negative impact to our consolidated financial position, results of operations, and cash flows related to this matter as a result of the broader economic impact and the prolonged disruption to the economy, customers may be facing liquidity issues and may be slower to pay or altogether withdraw from their commitments; however, the long-term financial impact related to the pandemic remains uncertain.
Given the volatility of the circumstances surrounding the pandemic, Sharecare has evaluated potential risks to its business plan. Further economic slowdown could delay Sharecare’s sales objectives for new business for its digital product; the decline in non-urgent medical appointments could lessen the demand for medical record transfers in the release of information business; and Blue Zone communities may see a decrease in spending due to social distancing. In addition, Sharecare may be impacted by currency fluctuations, as the U.S. Dollar has gained strength during the pandemic, with the biggest impact thus far being to the Brazilian Real.

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
•Expanding our Existing Client Relationships.    We also believe that there is significant opportunity to generate growth by maintaining and expanding our relationships with existing clients, including:
◦increasing engagement and enrollment of eligible members with our existing enterprise clients through continued sales and marketing efforts, including targeted next-generation digital modeling and marketing, and capitalizing on insights from claims ingestion (the process by which we receive and process information from our clients), population risk stratification and incentives management;
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
Interest expense
Interest expense primarily relates to interest and fees incurred on our line of credit and the amortization of debt issuance costs.
Other Income (Expense)
Other income (expense) primarily relates to changes in fair value of contingent consideration and warrant liabilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table presents our unaudited Consolidated Statement of Operations for the three -months ended March 31, 2022 and 2021, and the percentage change between the two periods:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$100,710	$90,202	$10,508	12%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	51,492	44,394	7,098	16%
Sales and marketing	14,511	11,510	3,001	26%
Product and technology	19,420	20,454	(1,034)	(5)%
General and administrative	55,998	19,554	36,444	186%
Depreciation and amortization	9,878	6,683	3,195	48%
Total costs and operating expenses	151,299	102,595	48,704	47%
Loss from operations	(50,589)	(12,393)	(38,196)	308%
Other income (expense)
Interest income	29	8	21	263%
Interest expense	(492)	(7,010)	6,518	93%
Other income (expense)	12,845	(11,878)	24,723	208%
Total other income (expense)	12,382	(18,880)	31,262	166%
Net loss before taxes	(38,207)	(31,273)	(6,934)	(22)%
Income tax expense	(92)	(85)	(7)	(8)%
Net loss	(38,299)	(31,358)	(6,941)	(22)%
Net loss attributable to noncontrolling interest in subsidiaries	(98)	(106)	8	(8)%
Net loss attributable to Sharecare, Inc.	$(38,201)	$(31,252)	$(6,949)	(22)%
Revenue
Revenue increased $10.5 million, or 12%, from $90.2 million for the three months ended March 31, 2021 to $100.7 million for the three months ended March 31, 2022. Overall, we saw growth from recently acquired product lines as well as organic growth in existing lines for an increase of $21.1 million. Offsetting this growth were negative impacts related to suspended services and the attrition of one contract related to a previous acquisition, accounting for a combined reduction of $10.6 million.
The channel revenue changed as follows: enterprise channel increased by $5.6 million (from $54.1 million for 2021 to $59.8 million for 2022), the provider channel increased by $4.7 million (from $20.0 million for 2021 to $24.7 million for 2022) and the life sciences channel increased by $0.2 million (from $16.1 million for 2021 to $16.2 million for 2022). Increases in the enterprise channel of 10% were attributable to a combination of new product and client gains in digital and digital therapeutics as well as growth in our home health care and AI businesses, offset by the impact of the suspension of health security products and contract attrition from a previous acquisition. The provider channel increase of 24% was attributable to continued demand recovery compared to the prior year, along with increased volumes and new customers in both the release of information and medical record audit product lines. The life sciences channel increased 1%, in line with expectations.
Costs of Revenue
Costs of revenue increased $7.1 million, or 16%, from $44.4 million for the three months ended March 31, 2021 to $51.5 million for the three months ended March 31, 2022. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, release of information and medical record audits, offset by a decrease in health security.
Sales and Marketing
Sales and marketing expense increased $3.0 million, or 26%, from $11.5 million for the three months ended March 31, 2021 to $14.5 million for the three months ended March 31, 2022. The increase was attributable to new headcount costs of $1.0 million, severance costs of $0.7 million, additional marketing sponsorships and advertising costs of $1.4 million, and share-based compensation expense of $0.9 million. The increases were partially offset by reduced sales consultant expenses of $1.3 million incurred in 2021 to advance engagement metrics across our client base and support ramping of new business.
Product and Technology
Product and technology expenses decreased $1.0 million, or 5%, from $20.5 million for the three months ended March 31, 2021 to $19.4 million for the three months ended March 31, 2022. The decrease was attributable to reduced share-based compensation expense of $7.5 million, offset by an increase in new resources costs related to growth and acquisitions of $2.7 million, platform and development expenses for growth and acquired businesses of $2.7 million, and additional non-recurring and severance costs of $1.2 million.
General and Administrative
General and administrative expense increased $36.4 million, or 186%, from $19.6 million for the three months ended March 31, 2021 to $56.0 million for the three months ended March 31, 2022. Non-cash share-based compensation expense accounted for $27.7 million of the increase. In addition, non-recurring and severance fees increased by $4.9 million. The other increases are attributable to additional and acquired resources costs of $2.8 million needed to support growth and public company compliance initiatives, along with increased insurance and legal expense of $1.6 million tied to being a public company. Offsetting these increases, we reduced facility lease expense by $0.4 million.
Depreciation and Amortization
Depreciation and amortization increased $3.2 million, or 48%, from $6.7 million for the three months ended March 31, 2021 to $9.9 million for the three months ended March 31, 2022. The increase was primarily related to acquisition-related intangibles as well as placing platform-related developed software into service.
Interest Expense
Interest expense decreased $6.5 million, from $7.0 million for the three months ended March 31, 2021 to $0.5 million for the three months ended March 31, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Income (Expense)
Other income and expense fluctuated $24.7 million from $11.9 million of expense for the three months ended March 31, 2021 to $12.8 million of income for the three months ended March 31, 2022. This activity was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. GAAP, we believe the non-GAAP measures adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per share (“adjusted EPS”) are useful in evaluating our operating performance. We use adjusted EBITDA, adjusted net income (loss), and adjusted EPS to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of adjusted EBITDA, adjusted net income (loss), and adjusted EPS is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. The reconciliations of adjusted EBITDA, adjusted net income (loss), and adjusted EPS to net income (loss), the most directly comparable financial measures stated in accordance with GAAP, are provided below. Investors are encouraged to review the reconciliations and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) other expense (income) (non-operating), (vi) share-based compensation, (vii) severance, (viii) warrants issued with revenue contracts, and (ix) transaction and closing costs. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(38,299)	$(31,358)
Add:
Depreciation and amortization	9,878	6,683
Interest income	(29)	(8)
Interest expense	492	7,010
Income tax expense	92	85
Other (income) expense	(12,845)	11,878
Share-based compensation	33,110	12,026
Severance	360	65
Warrants issued with revenue contracts(a)	19	40
Transaction and closing costs(b)	7,372	701
Adjusted EBITDA(c)	$150	$7,122
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)Represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating non-recurring costs including $3.2 million of other non-operating non-recurring costs, $2.2 million of reorganizational costs, and $2.0 million of acquisition related expense.
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
We calculate adjusted net income (loss) as net income (loss) attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) share-based compensation, (v) severance, (vi) warrants issued with revenue contracts, (vii) transaction and closing costs, and (viii) the related income tax adjustments. We do not view the items excluded as representative of our ongoing operations.
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
The following table presents a reconciliation of adjusted net loss and adjusted EPS from the most comparable GAAP measure, net loss, for the three months ended March 31, 2022 and 2021 (in thousands, except share numbers and per share amounts):

	Three Months Ended March 31, 2022
	2022	2021
Net loss attributable to Sharecare, Inc.	$(38,201)	$(31,252)
Add:
Amortization of acquired intangibles(a)	1,632	1,068
Amortization of deferred financing fees	69	1,656
Change in fair value of warrant liability and contingent consideration	(12,368)	11,748
Share-based compensation	33,110	12,026
Severance	360	65
Warrants issued with revenue contracts(b)	19	40
Transaction and closing costs(c)	7,372	701
Adjusted net loss(d)	$(8,007)	$(3,948)

Weighted-average common shares outstanding, basic and diluted	344,891,335	223,191,871

Loss per share	$(0.11)	$(0.14)
Adjusted loss per share	$(0.02)	$(0.02)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(c)Represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating non-recurring costs including $3.2 million of other non-operating non-recurring costs, $2.2 million of reorganizational costs, and $2.0 million of acquisition related expense.
(d)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given that the Company was in a full valuation allowance position for the periods presented.

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
We had $253.3 million in cash and cash equivalents as of March 31, 2022. Our principal commitments as of March 31, 2022, consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of March 31, 2022, there was $50.5 million available for borrowing under the Revolving Facility. See Note 8 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We believe our operating cash flows, together with our cash on hand, which includes the cash we obtained as a result of the Business Combination, will be sufficient to meet our working capital and capital expenditure requirements in the short-term, i.e., the 12 months from the date of this Quarterly Report on Form 10-Q. Our long-term liquidity (i.e., more than 12 months from the date of this Quarterly Report on Form 10-Q) needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
The following table summarizes our cash flow activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(12,092)	$(4,686)
Net cash used in investing activities	(8,010)	(9,091)
Net cash provided by financing activities	2,253	21,783
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $12.1 million, an increase of $7.4 million from $4.7 million of cash used in operating activities for the three months ended March 31, 2021. Cash used during this period included the $38.3 million net loss for the three months ended March 31, 2022, offset by non-cash items of $32.5 million, which were primarily attributable to depreciation and amortization expense, amortization of contract liabilities, lease right-of-use assets expense related to the adoption of ASU 2016-02, Leases, change in fair value of warrant liability and contingent consideration, and share-based compensation. Changes in operating assets and liabilities of $6.3 million resulted in net cash used, primarily attributable to the adoption of ASU 2016-02, Leases, and the related decrease in accounts payable and accrued expenses, the recording of operating lease liabilities due to the adoption of ASU 2016-02, Leases, offset by a decrease in accounts receivable due to increased collections of outstanding receivables. Additionally, the reduction of accounts payable and accrued expenses included the settlement of previously accrued legal expenses.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $8.0 million compared to $9.1 million of net cash used in investing activities for the three months ended March 31, 2021. The decrease in cash outflows was primarily due to prior period cash paid in the acquisition of doc.ai offset by an increase in the current period in connection with software development for new products and current product enhancements.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $2.3 million, primarily due to cash received from the proceeds from exercised common stock options of $2.3 million.
Net cash provided by financing activities for the three months ended March 31, 2021 was $21.8 million, primarily due to cash received from the draw down on our Senior Secured Credit Agreement and proceeds from the exercise of common stock options.

Contractual Obligations
There were no material changes to contractual obligations since our Annual Report on Form 10-K filed with the SEC on March 31, 2022.
Financing Arrangements
Senior Secured Credit Agreement
In March 2017, we refinanced our existing debt through the execution of the Senior Secured Credit Agreement. The Senior Secured Credit Agreement provides for the Revolving Facility with total commitments of $60.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Senior Secured Credit Agreement matures on February 10, 2023.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of March 31, 2022. As of March 31, 2022, there were $0.6 million of borrowings outstanding under the Revolving Facility.
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
Sharecare’s CareLinx is focused on connecting caregivers with facilities or individuals that are in need of additional support. These services are generally considered a series of distinct performance obligations. Revenue is recognized for all identified performance obligations as billed using the “as-invoiced” practical expedient.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have in the past and may in the future be exposed to certain market risks, including interest rate, foreign currency exchange, and financial instrument risks, in the ordinary course of our business. Currently, these risks are not material to our financial condition or results of operations, but they may be in the future.

ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the review of a unique contract for a new product offering to a new customer. Notwithstanding this material weakness described further below, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Remediation Measures
Management is implementing remediation steps to address the material weakness regarding the review of a unique contract for a new product offering to a new customer. Specifically, we are identifying new control activities, modifying existing controls, and enhancing the documentation that evidences a control’s performance specific to contract reviews related to new customers and new product offerings. We are supplementing our internal accounting resources with additional external accounting and finance resources. Additionally, we have engaged a professional accounting services firm to assist us with our documentation and assessment of our internal controls over financial reporting with respect to our compliance with Section 404 of the Sarbanes-Oxley Act.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The section entitled “Legal Matters” in Note 11 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated by reference herein.
ITEM 1A.     RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 11, 2022, the Company and certain subsidiaries of the Company entered into Amendment No. 8 to the Senior Secured Credit Agreement (the “Amendment”) pursuant to which the minimum EBITDA financial covenant contained therein was amended for each fiscal quarter ending during the period from March 31, 2022 through September 30, 2022 to account for the budgeted phasing of 2022 interim quarterly budgets. This summary is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q Report and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit	Description
10.1*
Amendment Number Eight to Credit Agreement, dated as of May 11, 2022, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare Operating Company, Inc. f/k/a Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers

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

Dated: May 12, 2022	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)