Form 10-Q
period 2022-06-30
Sharecare, Inc.
filed 2022-08-10
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 8, 2022, there were 352,395,894 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (unaudited)	2
	Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three month periods within the six month periods ended June 30, 2022 and 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

Part II. Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$211,574	$271,105
Accounts receivable, net (net of allowance for doubtful accounts of $7,812 and $6,212, respectively)	98,717	103,256
Other receivables	2,810	5,327
Prepaid expenses	12,330	8,819
Other current assets	2,472	2,459
Total current assets	327,903	390,966
Property and equipment, net	4,924	4,534
Other long-term assets	20,433	12,173
Intangible assets, net	156,509	155,086
Goodwill	191,294	192,442
Total assets	$701,063	$755,201
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,203	$27,155
Accrued expenses and other current liabilities (Note 4)	41,054	51,653
Deferred revenue	11,209	11,655
Contract liabilities, current	2,518	4,597
Debt, current (Note 8)	774	—
Total current liabilities	76,758	95,060
Contract liabilities, noncurrent	768	1,745
Warrant liabilities	3,330	10,820
Long-term debt (Note 8)	—	419
Other long-term liabilities	9,353	24,116
Total liabilities	90,209	132,160
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of June 30, 2022 and December 31, 2021	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 351,926,366 and 345,788,707 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	1,098,772	1,042,164
Accumulated other comprehensive loss	(3,170)	(2,061)
Accumulated deficit	(544,339)	(477,113)
Total Sharecare stockholders’ equity	551,298	563,025
Noncontrolling interest in subsidiaries	1,351	1,811
Total stockholders’ equity	552,649	564,836
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$701,063	$755,201

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$103,823	$98,459	$204,533	$188,661
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	53,238	48,634	104,730	93,028
Sales and marketing	14,155	12,046	28,666	23,556
Product and technology	17,680	15,812	37,101	36,266
General and administrative	43,491	19,197	99,489	38,752
Depreciation and amortization	10,901	7,167	20,778	13,850
Total costs and operating expenses	139,465	102,856	290,764	205,452
Loss from operations	(35,642)	(4,397)	(86,231)	(16,791)
Other income (expense):
Interest income	102	21	131	29
Interest expense	(539)	(7,095)	(1,031)	(14,105)
Other income (expense)	6,827	(8,851)	19,672	(20,730)
Total other income (expense)	6,390	(15,925)	18,772	(34,806)
Loss before income tax benefit (expense)	(29,252)	(20,322)	(67,459)	(51,597)
Income tax benefit (expense)	(269)	98	(361)	14
Net loss	(29,521)	(20,224)	(67,820)	(51,583)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(496)	24	(594)	(82)
Net loss attributable to Sharecare, Inc.	$(29,025)	$(20,248)	$(67,226)	$(51,501)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.08)	$(0.09)	$(0.19)	$(0.23)
Weighted-average common shares outstanding, basic and diluted (1)	347,334,401	228,721,591	346,122,333	225,493,435

Net loss	$(29,521)	$(20,224)	$(67,820)	$(51,583)
Other comprehensive loss adjustments:
Foreign currency translation	(1,206)	589	(975)	(371)
Comprehensive loss	(30,727)	(19,635)	(68,795)	(51,954)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiaries	(662)	260	(460)	3
Comprehensive loss attributable to Sharecare, Inc.	$(30,065)	$(19,895)	$(68,335)	$(51,957)
(1) Retroactively restated for the Reverse Recapitalization as a result of the Business Combination as described in Notes 1 and 2.

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2021	$—	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	—	2,414,986	—	2,337	—	—	—	2,337
Common stock issued upon vesting of restricted stock units	—	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	—	—	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(38,201)	—	(38,201)
Other	—	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31. 2022	$—	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805
Stock options exercised	—	—	—	2,497,188	—	2,658	—	—	—	2,658
Common stock issued upon vesting of restricted stock units	—	—	—	346,698	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	—	18,558	—	—	—	18,558
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(496)	(496)
Currency translation adjustment	—	—	—	—	—	—	(1,040)	—	(166)	(1,206)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(29,025)	—	(29,025)
CareLinx working capital adjustment	—	—	—	—	—	(659)	—	—	—	(659)
Balance at June 30, 2022	$—	5,000,000	$58,205	351,926,366	$35	$1,098,772	$(3,170)	$(544,339)	$1,351	$552,649

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2020	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—	—	1,425,100	—	1,375	—	—	—	1,375
Issuance of common stock for doc.ai acquisition	—	—	—	8,435,301	1	81,292	—	—	—	81,293
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	39	—	—	—	39
Conversion of warrants to common shares	—	—	—	672,324	—	645	—	—	—	645
Share-based compensation	—	—	—	—	—	12,026	—	—	—	12,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	(18)	—	(88)	(106)
Currency translation adjustment	—	—	—	—	—	—	(791)	—	(169)	(960)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(31,252)	—	(31,252)
Other	—	—	—	—	—	(988)	—	—	—	(988)
Balance at March 31. 2021	$4,000	—	$—	227,639,682	$23	$471,523	$(1,511)	$(423,365)	$1,946	$48,616
Stock options exercised	—	—	—	233,372	—	255	—	—	—	255
Conversion of Convertible Warrants to common shares	—	—	—	53,658	—	75	—	—	—	75
Common stock issued to settle contingent consideration from acquisitions in prior years	—	—	—	1,078,213	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	2,360	—	—	—	2,360
Dissolution of Redeemable NCI for Visualize Health	(4,000)	—	—	895,435	—	4,136	—	—	(136)	4,000
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provisions	—	4,453,659	51,754	—	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	24	24
Currency translation adjustment	—	—	—	—	—	—	353	—	236	589
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(20,248)	—	(20,248)
Balance at June 30, 2021	$—	4,453,659	$51,754	229,900,360	$23	$478,349	$(1,158)	$(443,613)	$2,070	$35,671

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(67,820)	$(51,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20,778	13,850
Non-cash interest expense	493	4,141
Amortization of contract liabilities	(2,190)	(2,802)
Accretion of contract liabilities	440	780
Lease right-of-use assets expense	3,017	—
Change in fair value of warrant liability and contingent consideration	(18,742)	21,656
Share-based compensation	51,287	14,386
Deferred income taxes	(592)	291
Other	2,467	(498)
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	3,406	(10,865)
Prepaid expenses and other assets	(4,786)	(10,827)
Accounts payable and accrued expense	(27,421)	3,323
Operating lease liabilities	197	—
Deferred revenue	(446)	18,228
Net cash provided by (used in) operating activities	(39,912)	80
Cash flows from investing activities:
Acquisition of doc.ai	—	(2,784)
Purchases of property and equipment	(1,066)	(244)
Capitalized internal-use software costs	(23,150)	(15,430)
Net cash used in investing activities	(24,216)	(18,458)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	50,000
Proceeds from issuance of debt	—	20,000
Repayment of debt	—	(33,293)
Proceeds from exercise of common stock options	4,996	2,351
Payments on financing lease obligations	(243)	(416)
Financing costs in conjunction with the issuance of debt	—	(1)
Net cash provided by financing activities	4,753	38,641
Effect of exchange rates on cash and cash equivalents	(156)	(24)
Net (decrease) increase in cash and cash equivalents	(59,531)	20,239
Cash and cash equivalents at beginning of period	271,105	22,603
Cash and cash equivalents at end of period	$211,574	$42,842
Supplemental disclosure of cash flow information:
Cash paid for interest	$532	$6,947
Cash paid for income taxes	$23	$42
Non-cash investing and financing activities:
CareLinx working capital adjustment	$659	$—
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
Basis of Presentation and Consolidation Policy
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
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
The consolidated financial statements include the accounts of Sharecare, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources for the entire company.

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheet as of June 30, 2022, the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for each of the three periods within the six months ended June 30, 2022 and 2021, and Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the Company’s consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021.
Use of Estimates
The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements are revenue recognition, the valuation of assets and liabilities acquired in business combinations, the valuation of common stock prior to the Business Combination, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

expensed as incurred. The Company records goodwill for the excess of (i) the total costs of acquisition and fair value of any noncontrolling interests over (ii) the fair value of the identifiable net assets of the acquired business.
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Additionally, the balance as of June 30, 2021 included certain office lease agreements prior to the adoption of ASC 842. Amortization of these contract liabilities for the three months ended June 30, 2022 and 2021, was $1.1 million and $1.4 million, respectively, of which $0.4 million and $0.4 million was included within cost of revenues and $0.7 million and $1.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively. Amortization of these contract liabilities for the six months ended June 30, 2022 and 2021 was $2.2 million and $2.8 million, respectively, of which $0.9 million and $0.9 million was included within cost of revenues and $1.3 million and $1.9 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of June 30, 2022 and December 31, 2021, such fees were $11.2 million and $11.7 million, respectively. The Company recognized $1.7 million of revenue during the three months ended June 30, 2022 that was included in deferred revenue at December 31, 2021. The Company recognized $5.2 million of revenue during the six months ended June 30, 2022 that was included in deferred revenue at December 31, 2021.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data in order to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of June 30, 2022 and December 31, 2021, such fees included within deferred revenue were $3.7 million and $3.9 million, respectively.
In the event performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $2.5 million and $3.7 million of revenues recognized during the three months ended June 30, 2022 and 2021, respectively, were performance-based. During the three months ended June 30, 2022, $0.9 million was recognized in revenue that related to services provided prior to December 31, 2021.
Approximately $4.4 million and $5.3 million of revenues recognized during the six months ended June 30, 2022 and 2021, respectively, were performance-based. During the six months ended June 30, 2022, $1.2 million was recognized in revenue that related to services provided prior to December 31, 2021. As of June 30, 2022 and 2021, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $5.1 million and $3.3 million, respectively.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of June 30, 2022, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $116.0 million. As of June 30, 2022, the Company expects to recognize revenue on approximately 63% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Enterprise	$59,889	$60,008	$119,660	$114,143
Provider	26,402	22,146	51,118	42,155
Life Sciences	17,532	16,305	33,755	32,363
Total Revenue	$103,823	$98,459	$204,533	$188,661

Other Expenses
For the three and six months ended June 30, 2022 and 2021, other income (expenses) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Re-measurement of contingent consideration	$4,475	$(8,522)	$11,252	$(15,499)
Re-measurement of warrant liabilities	1,899	(1,386)	7,490	(6,157)
Other	453	1,057	930	926
Total other income (expenses)	$6,827	$(8,851)	$19,672	$(20,730)

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
Prior to the Special Meeting, holders of 19,864,030 shares of FCAC’s Class A common stock sold in FCAC’s initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $198.6 million. Immediately after giving effect to the Business Combination (including as a result of the redemptions described above), there were 333,875,179 issued and outstanding shares of the Company’s common stock (excluding the Earnout Shares, as defined herein). In addition, at the closing of the Business Combination, the Company issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) upon exchange of the shares of Legacy Sharecare Series D redeemable convertible preferred stock held by one investor in accordance with the terms of the Merger Agreement.
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of June 30, 2022. The Earnout Shares allocated to Legacy Sharecare stockholders are accounted for as liability instruments and classified as level 3 instruments that are marked-to-market each reporting period (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2022 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,650	$—	$—	$10,650
Total cash equivalents at fair value	$10,650	$—	$—	$10,650

Liabilities
Warrant liabilities	$3,330	$—	$—	$3,330
Contingent consideration – other liabilities	—	—	740	740
Total liabilities at fair value	$3,330	$—	$740	$4,070
The warrants included in the units issued in FCAC’s initial public offering (the “public warrants”) and the warrants issued by FCAC simultaneously with its initial public offering in a private placement (the “private placement warrants”), were both classified within Level 1 as they are publicly traded and have observable market prices in an active market. The public warrants and private placement warrants are both exercisable for one share of common stock at an exercise price of $11.50.
Contingent consideration was classified within Level 3 as it was valued using certain unobservable inputs. The fair value of the contingent consideration was estimated based on the Company’s stock price and number of shares expected to be issued related to acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare stockholders and FCAC Sponsors are included in contingent consideration and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration — other current liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2021	$13,897
Settlement of contingent consideration for HDS retained shares	(1,905)
Re-measurement of contingent consideration	(11,252)
June 30, 2022	$740

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses	$14,891	$27,050
Accrued compensation	15,285	16,428
Accrued media costs	2,585	4,816
Accrued taxes	1,227	1,396
Operating lease liabilities, current	4,768	—
Accrued other	2,298	1,963
Total accrued expenses and other current liabilities	$41,054	$51,653
5. Acquisitions
CareLinx
On August 11, 2021, the Company acquired all outstanding equity interests of CareLinx Inc. (“CareLinx”). The total preliminary purchase price in connection with the acquisition is $64.9 million, consisting of $55.2 million of cash and $9.7 million equity-based consideration, comprised of 1,169,980 shares of common stock and 295,758 stock options. The preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Cash	$445
Accounts receivable	4,528
Other receivables	59
Prepaid expenses	234
Other current assets	300
Developed technology	14,800
Customer relationships	13,300
Trade name	2,600
Other long-term assets	1,789
Goodwill	31,018
Accrued expenses	(1,371)
Contract liabilities - current	(45)
Noncurrent contract liabilities	(53)
Other long-term liabilities	(2,693)
Total	$64,911
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
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

6. Leases
On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842) using the optional transition method resulting in a cumulative-effect adjustment to the Consolidated Balance Sheet at the adoption date. Comparative financial statements of prior periods have not been adjusted to apply the new accounting standard retrospectively. The new method of accounting was applied only to leases that have ongoing minimum lease commitments after January 1, 2022, excluding short-term leases. As of the adoption date, the Company recognized total ROU assets of $8.1 million, with corresponding lease liabilities of $9.2 million on the Consolidated Balance Sheet. The adoption did not impact the beginning accumulated deficit, or prior year Consolidated Statements of Operations and Comprehensive Loss and Statements of Cash Flows. Finance leases are immaterial.
The effect of the January 1, 2022 adoption on key financial statement line items as of June 30, 2022 is as follows (in thousands):

	June 30, 2022
Balance Sheet:	Financial position if ASU 2016-02 had not been adopted on January 1, 2022	As reported under ASU 2016-02 adoption	$ Change	% Change
Prepaid expenses	$12,760	$12,330	(430)	(3)%
Other long-term assets	$11,932	$20,433	8,501	71%
Total assets	$692,992	$701,063	8,071	1%
Accrued expenses and other current liabilities	$36,280	$41,054	4,774	13%
Contract liabilities, current	$3,066	$2,518	(548)	(18)%
Contract liabilities, noncurrent	$977	$768	(209)	(21)%
Other long-term liabilities	$4,992	$9,353	4,361	87%
Total liabilities	$81,831	$90,209	8,378	10%
Under Topic 842, the Company determines if an arrangement is a lease at contract inception. Operating lease ROU assets and liabilities are included in other long-term assets, accrued expenses and other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets. Finance lease ROU assets and liabilities are included in property and equipment, accounts payable, and other long-term liabilities in the Consolidated Balance Sheets.
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
The Company’s operating leases principally involve office space. The Company leases office space in Sao Paulo, Brazil and Berlin, Germany; and the following states: Arizona, California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, and Washington under noncancellable operating leases expiring at various dates through November 2027.
These leases may contain variable non-lease components consisting of common area maintenance, operating expenses, insurance, and similar costs of the office space that we occupy. The Company has adopted the practical expedient to not

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
separate these non-lease components from the lease components and instead account for them as a single lease component for all of the leases. The operating lease ROU assets include future fixed lease payments made as well as any initial direct costs incurred and exclude lease incentives. Variable lease payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments on operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Lease expense includes short-term lease cost which is not material to the Consolidated Financial Statements.
The components of operating lease costs, lease term and discount rate for the three and six months ended June 30, 2022 are as follows (in thousands, except lease term and discount):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs	$1,613	$3,217
Variable lease costs	536	1,067
Short-term lease expense	59	101
Total operating lease costs	$2,208	$4,385

Weighted-average remaining lease term (years):
Operating leases		2.91

Weighted-average discount rate:
Operating leases		4.5%
Operating lease expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively, under ASC 840. The Company is also the lessor in three non-cancelable sub-lease agreements with two companies for the Company’s Tennessee office space and one company for the CareLinx office space in California. Sublease income for the three and six months ended June 30, 2022 was $0.5 million and $1.0 million, respectively.
Supplemental cash flow information related to leases for the six months ended June 30, 2022 are as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$3,661
Assets obtained in exchange for lease obligations:
Operating leases	$3,304

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of June 30, 2022 (in thousands):

Leases:	Operating Leases
Remainder of 2022	$3,180
2023	3,063
2024	1,215
2025	808
2026	832
2027	733
Thereafter	—
Total undiscounted future cash flows	9,831
Less: Imputed interest	(673)
Present value of lease liabilities	$9,158

Lease liabilities, current	4,768
Lease liabilities, noncurrent	4,390
Present value of lease liabilities	$9,158
The total future minimum rental payments related to the aforementioned subleases to be received as of June 30, 2022 is $1.8 million.
7. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of June 30, 2022 were as follows (in thousands):

	June 30, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$68,841	$(27,658)	$41,183	8.8
Trade name	6,392	(4,154)	2,238	5.0
Customer relationships	77,849	(30,509)	47,340	9.5
Internal-use software	143,927	(85,599)	58,328	2.3
Total definite-lived, intangible assets	$297,009	$(147,920)	$149,089

Intangible assets not subject to amortization
Internal-use software projects in process	$2,390	$—	$2,390
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	7,420	—	7,420
Total intangible assets	$304,429	$(147,920)	$156,509

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2021	$192,442
Purchase accounting opening balance sheet adjustments	(492)
Foreign currency translation adjustment	(656)
June 30, 2022	$191,294
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
During the second quarter of 2022, the Company determined a triggering event that required an interim goodwill impairment test as a result of the sustained decline in the Company’s stock price and associated market capitalization. The fair value of the reporting units for goodwill impairment testing was determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of 10%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would result in a 3% and 4% decline in the fair value, respectively of our reporting units which would not result in impairment.
Amortization expense for intangible assets during the three months ended June 30, 2022 and 2021 totaled $10.2 million and $6.6 million, respectively. Amortization expense for intangible assets during the six months ended June 30, 2022 and 2021 totaled $19.4 million and $12.6 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of June 30, 2022 (in thousands):

Year ending December 31:
Remainder of 2022	$20,713
2023	37,687
2024	28,191
2025	13,849
2026	11,355
Thereafter	37,294
Total	$149,089
8. Debt

As of June 30, 2022 and December 31, 2021, debt was comprised of outstanding borrowings of $0.8 million and $0.4 million, respectively, under the Company’s senior secured revolving credit facility (the “Revolving Facility”) due February 2023. The Revolving Facility is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent. Borrowings under the Revolving Facility currently bear interest at either a U.S. base rate plus 2.0%, subject to a floor, or a rate based on LIBOR plus 2.75% (inclusive of paid in kind interest; the related deferred financing fees of $0.2 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, which are presented as other current assets on the Consolidated Balance Sheets). As of June 30, 2022, $50.3 million was available for borrowing under the Senior Secured Credit Agreement.
See Note 7 Debt to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 for additional information.
9. Income Taxes

As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three months ended June 30, 2022, the Company recognized income tax expense of $0.3 million, primarily due to tax on foreign income and the valuation of the Brazilian deferred tax asset. For the three months ended June 30, 2021, the Company recognized an income tax benefit of $0.1 million, primarily due to tax on foreign income. For the six months ended June 30, 2022, the Company recognized income tax expense of $0.4 million, primarily due to tax on foreign income and the valuation of the Brazilian deferred tax asset. For the six months ended June 30, 2021, the Company recognized income tax benefit of less than $0.1 million, primarily due to tax on foreign income.
10. Common Stock and Stockholders’ Equity
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. Liability warrants generally vest immediately and are exercisable upon issuance and have an expiration of seven years from the date of issuance. Equity warrants generally vest after three years from the date of issuance and have an expiration of seven years from issuance.

As of June 30, 2022, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,038,678	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of June 30, 2022, these agreements provide for the issuance of up to 6,669,631 shares of common stock (including Earnout Shares in connection with the Business Combination) and 4,609,767 warrants to purchase shares of common stock. With respect to these arrangements, there were 112,310 warrants earned but not issued as of June 30, 2022.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the six months ended June 30, 2022 is as follows:

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2021	116,623,461	$2.81	7.64	$300,125	2,179,941	$7.39
Granted	344,105	2.13			12,567,189	3.32
Exercised/Released	(4,912,170)	1.02		2,782	(420,315)	5.85
Cancelled/Forfeited	(2,745,989)	3.64			(898,414)	4.75
Outstanding as of June 30, 2022	109,309,407	$2.87	7.19	$25,694	13,428,401	$3.80
Vested and/or exercisable as of June 30, 2022	71,135,030	$1.42	6.56	$21,578	—	$—
Vested and/or exercisable as of December 31, 2021	73,712,795	$1.33	6.91	$233,440	—	$—

Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$109	$7	$227	$28
Sales and marketing	981	510	2,525	857
Product and technology	736	1,094	1,763	10,000
General and administrative	16,351	749	46,772	3,501
Total share-based compensation expense	$18,177	$2,360	$51,287	$14,386
Additionally, amortization of compensation costs related to share-based payment awards reflected within additional paid-in capital in the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 includes approximately $0.4 million and $1.0 million related to capitalizable internally-developed software activities, respectively.
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
As of June 30, 2022, the Company has settled all estimated contingent liabilities previously accrued and disclosed in our December 31, 2021 financial statements.
We are also party to investigations and legal disputes and losses related to certain matters that are reasonably possible, but at this time, we cannot estimate a loss or range of losses.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

12. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in our wholly owned subsidiary, Sharecare Brasil Servicios de Consultoria, Ltda. As of June 30, 2022 and December 31, 2021, $1.8 million and $2.0 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended June 30, 2022 and 2021 totaled $2.4 million and $3.0 million, respectively. Revenues recognized for the six month period ended June 30, 2022 and 2021 totaled $5.1 million and $6.0 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. For all periods presented, the Company recognized revenues and made payments in amounts less than $0.3 million.
The Series A Preferred Stock is held by a customer that also has an employee serving on our Board of Directors. As of June 30, 2022 and December 31, 2021, $5.6 million and $5.0 million, respectively, in receivables were outstanding from this related party. Additionally, as of June 30, 2022 and December 31, 2021, long-term assets included $4.7 million and $5.5 million, respectively, and current assets included $1.7 million and $1.7 million, respectively, related to a non-cash payment received for up front research and development costs related to the issuance of the Series A Preferred Stock and a related commitment of $2.5 million per year through 2025 related to research and development activities. For the three months ended June 30, 2022 and 2021, the Company paid $0.5 million and $0.4 million related to administration fees and stop-loss coverage for employee health insurance, respectively. For the six months ended June 30, 2022 and 2021, the Company paid $1.0 million and $0.8 million related to administration fees and stop-loss coverage for employee health insurance, respectively. Revenues recognized for the three months ended June 30, 2022 and 2021 totaled $5.6 million and $3.5 million, respectively. Revenues recognized for the six months ended June 30, 2022 and 2021 totaled $10.6 million and $6.9 million, respectively.
13. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the Reverse Recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock shares then outstanding.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(29,521)	$(20,224)	$(67,820)	$(51,583)
Less: Net loss (income) attributable to noncontrolling interest in subsidiaries	496	(24)	594	82
Net loss available to common stockholders	$(29,025)	$(20,248)	$(67,226)	$(51,501)

Denominator
Weighted-average common shares outstanding, basic and diluted	347,334,401	228,721,591	346,122,333	225,493,435
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.09)	$(0.19)	$(0.23)
The Company’s potential dilutive securities, which include stock options and restricted stock units, warrants to purchase common stock, redeemable convertible preferred stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021, as they are anti-dilutive and effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible debt	—	37,698,664	—	37,698,664
Stock options and restricted stock units	31,929,513	70,284,145	38,209,897	89,079,018
Warrants to purchase common stock	—	12,852,190	—	12,620,228
Redeemable convertible preferred stock	5,000,000	4,111,071	5,000,000	2,066,892
Contingently issued shares	25,675	1,251,981	223,952	1,251,981
Total	36,955,188	126,198,051	43,433,849	142,716,783
14. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, August 10, 2022, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2021, 2020 and 2019, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and Sharecare’s unaudited interim financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
◦future business plans and growth opportunities, including revenue opportunities available from new or existing clients and expectations regarding the enhancement of platform capabilities and addition of new solution offerings;
◦developments and projections relating to our competitors and the digital healthcare industry;
◦the impact of the COVID-19 pandemic on our business and the actions we may take in response thereto;
◦our expectations regarding anticipated and future partnerships or other relationships with third parties and future acquisitions, as well as potential strategic reviews we may conduct;
◦our future capital requirements and sources and uses of cash, including potential share repurchases and our ability to obtain additional capital in the future and fully access our Revolving Facility; and
◦our ability to recognize performance-based revenue;
•our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act;
•our success in retaining or recruiting, or changes required in, our officers, key employees, or directors, including our ability to increase our headcount as we expand our business; and
•the other estimates and matters described in this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Recent Developments Affecting Comparability
COVID-19 Impact
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. With the emergence of COVID-19 variants and increased vaccination rates, the status of ongoing measures varies widely depending on the country and locality.
The pandemic has not had a significant negative impact to our consolidated financial position, results of operations, and cash flows related to this matter. As a result of the broader economic impact, customers may be facing liquidity issues and may be slower to pay or altogether withdraw from their commitments. However, the long-term financial impact related to the pandemic remains uncertain.
Given the volatility of the circumstances surrounding the pandemic, Sharecare has evaluated potential risks to its business plan. Further economic slowdown could delay Sharecare’s sales objectives for new business for its digital product. In addition, Sharecare may be impacted by currency fluctuations, as the U.S. Dollar has gained strength during the pandemic, with the biggest impact thus far being to the Brazilian Real.
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
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to service delivery, sales and marketing, or product and technology. They also include professional fees, share-based compensation, rent, utilities and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization.
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
Other Income (Expense)
Other income (expense) primarily relates to changes in the fair value of contingent consideration and warrant liabilities.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table presents our unaudited Consolidated Statement of Operations for the three-months ended June 30, 2022 and 2021, and the percentage change between the two periods:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$103,823	$98,459	$5,364	5%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	53,238	48,634	4,604	9%
Sales and marketing	14,155	12,046	2,109	18%
Product and technology	17,680	15,812	1,868	12%
General and administrative	43,491	19,197	24,294	127%
Depreciation and amortization	10,901	7,167	3,734	52%
Total costs and operating expenses	139,465	102,856	36,609	36%
Loss from operations	(35,642)	(4,397)	(31,245)	711%
Other income (expense):
Interest income	102	21	81	386%
Interest expense	(539)	(7,095)	6,556	(92)%
Other income (expense)	6,827	(8,851)	15,678	177%
Total other income (expense)	6,390	(15,925)	22,315	140%
Loss before income tax benefit (expense)	(29,252)	(20,322)	(8,930)	44%
Income tax benefit (expense)	(269)	98	(367)	(374)%
Net loss	(29,521)	(20,224)	(9,297)	46%
Net income (loss) attributable to noncontrolling interest in subsidiaries	(496)	24	(520)	(2167)%
Net loss attributable to Sharecare, Inc.	$(29,025)	$(20,248)	$(8,777)	43%
Revenue
Revenue increased $5.4 million, or 5%, from $98.5 million for the three months ended June 30, 2021 to $103.8 million for the three months ended June 30, 2022. Overall, we saw growth from recently acquired product lines as well as organic growth in existing lines for an increase of $16.5 million. Offsetting this growth were negative impacts related to suspended services from health security products of $11.1 million.

The channel revenue changed as follows: enterprise channel decreased by $0.1 million (from $60.0 million for 2021 to $59.9 million for 2022), the provider channel increased by $4.3 million (from $22.1 million for 2021 to $26.4 million for 2022) and the life sciences channel increased by $1.2 million (from $16.3 million for 2021 to $17.5 million for 2022). The enterprise channel was mostly unchanged in total a decrease of 0.2% but included growth in our home health care and AI businesses, offset by the impact of the suspension of health security products. The provider channel increase of 19% was attributable to increased volumes and new customers in the medical record audit product line. The life sciences channel increased 8% from the growth in marketing spend by pharma customers.
Costs of Revenue
Costs of revenue increased $4.6 million, or 9%, from $48.6 million for the three months ended June 30, 2021 to $53.2 million for the three months ended June 30, 2022. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, medical record audits and pharma marketing, offset by a decrease in health security.
Sales and Marketing
Sales and marketing expense increased $2.1 million, or 18%, from $12.0 million for the three months ended June 30, 2021 to $14.2 million for the three months ended June 30, 2022. The increase was attributable to staffing increases of $0.6 million, severance and reorganization costs of $0.4 million, additional marketing sponsorships and advertising costs of $1.0 million, and share-based compensation expense of $0.5 million. The increases were partially offset by reduced external consultant expenses of $0.5 million incurred in 2021 to advance engagement metrics across our client base and support ramping of new business.
Product and Technology
Product and technology expenses increased $1.9 million, or 12%, from $15.8 million for the three months ended June 30, 2021 to $17.7 million for the three months ended June 30, 2022. The increase was attributable to severance and reorganization expense increases of $0.8 million and an increase in new resources related to growth and acquisitions of $1.2 million.
General and Administrative
General and administrative expense increased $24.3 million, or 127%, from $19.2 million for the three months ended June 30, 2021 to $43.5 million for the three months ended June 30, 2022. Non-cash share-based compensation expense accounted for $15.6 million of the increase. In addition, non-recurring, reorganization, and severance fees increased by $4.1 million. The other increases are attributable to additional and acquisition-related staffing costs of $1.5 million needed to support growth and public company compliance initiatives, cost increases of $1.1 million tied to increased travel, technology spend and medical claims, along with increased insurance and legal expense of $2.3 million tied to being a public company. Offsetting these increases, was a reduction in facility lease expense attributable to exiting facilities and lease expiration of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased $3.7 million, or 52%, from $7.2 million for the three months ended June 30, 2021 to $10.9 million for the three months ended June 30, 2022. The increase was primarily related to acquisition-related intangibles as well as placing platform-related developed software into service.
Interest Expense
Interest expense decreased $6.6 million, from $7.1 million for the three months ended June 30, 2021 to $0.5 million for the three months ended June 30, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Income (Expense)
Other income and expense fluctuated $15.7 million from $8.9 million of expense for the three months ended June 30, 2021 to $6.8 million of income for the three months ended June 30, 2022. This activity was mostly related to non-cash, mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table presents our unaudited Consolidated Statement of Operations for the six-months ended June 30, 2022 and 2021, and the percentage change between the two periods:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$204,533	$188,661	$15,872	8%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	104,730	93,028	11,702	13%
Sales and marketing	28,666	23,556	5,110	22%
Product and technology	37,101	36,266	835	2%
General and administrative	99,489	38,752	60,737	157%
Depreciation and amortization	20,778	13,850	6,928	50%
Total costs and operating expenses	290,764	205,452	85,312	42%
Loss from operations	(86,231)	(16,791)	(69,440)	414%
Other income (expense)
Interest income	131	29	102	352%
Interest expense	(1,031)	(14,105)	13,074	(93)%
Other income (expense)	19,672	(20,730)	40,402	195%
Total other income (expense)	18,772	(34,806)	53,578	154%
Loss before income tax benefit (expense)	(67,459)	(51,597)	(15,862)	31%
Income tax benefit (expense)	(361)	14	(375)	(2679)%
Net loss	(67,820)	(51,583)	(16,237)	31%
Net loss attributable to noncontrolling interest in subsidiaries	(594)	(82)	(512)	624%
Net loss attributable to Sharecare, Inc.	$(67,226)	$(51,501)	$(15,725)	31%
Revenue
Revenue increased $15.9 million, or 8%, from $188.7 million for the six months ended June 30, 2021 to $204.5 million for the six months ended June 30, 2022, respectively. Overall, we saw growth from recently acquired product lines as well as organic growth in existing lines for an increase of $36.5 million. Offsetting this growth were negative impacts related to suspended services from health security products of $20.6 million.
The channel revenue changed as follows: enterprise channel increased by $5.6 million (from $114.1 million for 2021 to $119.7 million for 2022), the provider channel increased by $8.9 million (from $42.2 million for 2021 to $51.1 million for 2022) and the life sciences channel increased by $1.4 million (from $32.4 million for 2021 to $33.8 million for 2022). The enterprise channel increased by 5%, including growth in our home health care and AI businesses, offset by the impact of the suspension of health security products. The provider channel increase of 21% was attributable to increased volumes and new customers in both the medical record and audit product lines. The life sciences channel increased 4% from the growth in marketing spend by pharma customers.
Costs of Revenue
Costs of revenue increased $11.7 million, or 13%, from $93.0 million for the six months ended June 30, 2021 to $104.7 million for the six months ended June 30, 2022. The increase was primarily due to sales growth. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, medical record audits and pharma marketing, offset by a decrease in health security.

Sales and Marketing
Sales and marketing expense increased $5.1 million, or 22%, from $23.6 million for the six months ended June 30, 2021 to $28.7 million for the six months ended June 30, 2022. The increase was attributable to staffing increases of $2.0 million, severance and reorganization costs of $0.9 million, additional marketing sponsorships and advertising costs of $1.9 million, increased travel and conference expenses of $0.6 million and share-based compensation expense of $1.6 million. The increases were partially offset by reduced sales consultant expenses of $1.8 million incurred in 2021 to advance engagement metrics across our client base and support ramping of new business.
Product and Technology
Product and technology expenses increased $0.8 million, or 2%, from $36.3 million for the six months ended June 30, 2021 to $37.1 million for the six months ended June 30, 2022. The continued investment in product and tech staffing and outside contract services accounted for $5.1 million of the increase, and platform fees increased by $1.6 million as we deploy new technologies and volumes increase related to the revenue ramp. Severance and reorganization expenses also increased by $2.3 million. Offsetting the increases is a reduction in stock-based compensation expenses of $8.2 million related to the prior year acquisition of doc.ai.
General and Administrative
General and administrative expense increased $60.7 million, or 157%, from $38.8 million for the six months ended June 30, 2021 to $99.5 million for the six months ended June 30, 2022. Non-cash share-based compensation expense accounted for $43.3 million of the increase. In addition, non-recurring, reorganization and severance fees increased by $9.1 million. The other increases are attributable to additional and acquisition-related staffing costs of $5.3 million needed to support growth and public company compliance initiatives, cost increases of $0.9 million tied to increased travel, technology spend and medical claims, along with increased insurance and legal expense of $4.3 million tied to being a public company. Offsetting these increases, we reduced facility lease expense by $1.1 million and outside consulting costs by $1.4 million.
Depreciation and Amortization
Depreciation and amortization increased $6.9 million, or 50%, from $13.9 million for the six months ended June 30, 2021 to $20.8 million for the six months ended June 30, 2022. The increase was related to our continued investment in product enhancements and new products, as well as amortization incurred on recently acquired intangible assets.
Interest Expense
Interest expense decreased $13.1 million, from $14.1 million for the six months ended June 30, 2021 to $1.0 million for the six months ended June 30, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Income (Expense)
Other income and expense fluctuated $40.4 million, from $20.7 million of expense for the six months ended June 30, 2021 to $19.7 million of income for the six months ended June 30, 2022. This increase is comprised mostly of non-cash, mark-to-market adjustments tied to the change in the per share price of the Company’s common stock.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe the non-GAAP measures adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per share (“adjusted EPS”) are useful in evaluating our operating performance. We use adjusted EBITDA, adjusted net income (loss), and adjusted EPS to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of adjusted EBITDA, adjusted net income (loss), and adjusted EPS is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. The reconciliations of adjusted EBITDA, adjusted net income (loss), and adjusted EPS to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, are provided below. Investors are encouraged to review the reconciliations and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) other (income) expense (non-operating), (vi) share-based compensation, (vii) severance, (viii) warrants issued with revenue contracts, (ix) net costs associated with exiting contracts, and (x) transaction and closing costs. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,521)	$(20,224)	$(67,820)	$(51,583)
Add:
Depreciation and amortization	10,901	7,167	20,778	13,850
Interest income	(102)	(21)	(131)	(29)
Interest expense	539	7,095	1,031	14,105
Income tax (benefit) expense	269	(98)	361	(14)
Other (income) expense	(6,827)	8,851	(19,672)	20,730
Share-based compensation	18,177	2,360	51,287	14,386
Severance	411	200	770	265
Warrants issued with revenue contracts(a)	14	(1)	34	38
Net costs associated with exiting contracts(b)	1,249	—	2,923	—
Transaction and closing costs(c)(d)	7,025	1,319	14,397	2,022
Adjusted EBITDA(e)	$2,135	$6,648	$3,958	$13,770
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)For the six months ended June 30, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(c)For the three months ended June 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $2.7 million of other non-operating, non-recurring costs, $3.1 million of reorganizational costs, and $1.2 million of acquisition-related expense.
(d)For the six months ended June 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $5.9 million of other non-operating, non-recurring costs, $5.3 million of reorganizational costs, and $3.2 million of acquisition-related expense.
(e)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
Adjusted Net Income (Loss)
Adjusted net income (loss) is a key performance measure that management uses to assess our operating performance. Because adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted net income (loss) as net income (loss) attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) share-based compensation, (v) severance, (vi) warrants issued with revenue contracts, (vii) net costs associated with exiting contracts, (viii) transaction and closing costs, and (ix) the related income tax adjustments. We do not view the items excluded as representative of our ongoing operations.

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
The following table presents a reconciliation of adjusted net loss and adjusted EPS from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2022 and 2021 (in thousands, except share numbers and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Sharecare, Inc.	$(29,025)	$(20,248)	$(67,226)	$(51,501)
Add:
Amortization of acquired intangibles(a)	1,631	1,160	3,263	2,228
Amortization of deferred financing fees	70	1,656	138	3,331
Change in fair value of warrant liability and contingent consideration	(6,374)	9,908	(18,742)	21,656
Share-based compensation	18,177	2,360	51,287	14,386
Severance	411	200	770	265
Warrants issued with revenue contracts(b)	14	(1)	34	38
Net costs associated with exiting contracts(c)	1,249	—	2,923	—
Transaction and closing costs(d)(e)	7,025	1,319	14,397	2,022
Adjusted net loss(f)	$(6,822)	$(3,646)	$(13,156)	$(7,575)

Weighted-average common shares outstanding, basic and diluted	347,334,401	228,721,591	346,122,333	225,493,435

Loss per share	$(0.08)	$(0.09)	$(0.19)	$(0.23)
Adjusted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(c)For the six months ended June 30, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(d)For the three months ended June 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $2.7 million of other non-operating, non-recurring costs, $3.1 million of reorganizational costs, and $1.2 million of acquisition-related expense.
(e)For the six months ended June 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $5.9 million of other non-operating, non-recurring costs, $5.3 million of reorganizational costs, and $3.2 million of acquisition-related expense.
(f)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given that the Company was in a full valuation allowance position for the periods presented.
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
We had $211.6 million in cash and cash equivalents as of June 30, 2022. Our principal commitments as of June 30, 2022, consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of

June 30, 2022, there was $50.3 million available for borrowing under the Revolving Facility. See Note 8 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(39,912)	$80
Net cash used in investing activities	$(24,216)	$(18,458)
Net cash provided by financing activities	$4,753	$38,641
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $39.9 million, an increase of $40.0 million from $0.1 million of cash provided by operating activities for the six months ended June 30, 2021. Cash used during this period included the $67.8 million net loss for the six months ended June 30, 2022, offset by non-cash items of $57.0 million, which were primarily attributable to depreciation and amortization expense, amortization of contract liabilities, lease right-of-use assets expense related to the adoption of ASU 2016-02, Leases, change in fair value of warrant liability and contingent consideration, and share-based compensation. Changes in operating assets and liabilities of $29.1 million resulted in net cash used. Uses of cash were attributable to the pay down of accounts payable and accrued liabilities in the ordinary course of business (including operating lease liabilities accounted for under ASU 2016-02, Leases) and from the settlement of previously accrued legal expenses, cyclical cash payments related to prepaid assets, and a reduction in deferred revenue. These uses of cash were offset by cash provided by a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $24.2 million compared to $18.5 million of net cash used in investing activities for the six months ended June 30, 2021. The increase in cash outflows was primarily due to an increase in connection with software development for new products and current product enhancements and purchases of property and equipment offset by prior period cash paid in the acquisition of doc.ai.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $4.8 million, primarily due to cash received from the proceeds from exercised common stock options of $5.0 million.
Net cash provided by financing activities for the six months ended June 30, 2021 was $38.6 million, primarily due to cash received from the issuance of 4,453,750 shares (retroactively restated for the Reverse Recapitalization) of Series D redeemable convertible preferred stock in the amount of $50.0 million, proceeds from the exercise of common stock options and warrants of $2.3 million offset by the net repayment of our Senior Secured Credit Agreement of $13.3 million.

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
On May 11, 2022, the Company and certain subsidiaries of the Company entered into the Amendment pursuant to which the minimum EBITDA financial covenant contained therein was amended for each fiscal quarter ending during the period from March 31, 2022 through September 30, 2022 to account for the budgeted phasing of 2022 interim quarterly budgets.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of June 30, 2022. As of June 30, 2022, there were $0.8 million of borrowings outstanding under the Revolving Facility.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022, due solely to the material weakness in our internal control over financial reporting related to the review of a unique contract for a new product offering to a new customer. Notwithstanding this material weakness described further below, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Remediation Measures
Management is implementing remediation steps to address the material weakness regarding the review of a unique contract for a new product offering to a new customer. Specifically, we have implemented new control activities to identify new customer and product offerings prior to contract execution. We have also modified existing controls and enhanced the documentation that evidences a control’s performance specific to contract reviews related to new customers and new product offerings. We have supplemented our internal accounting resources with additional external accounting and finance resources. Additionally, we have engaged a professional accounting services firm to assist us with our documentation and assessment of our internal controls over financial reporting with respect to our compliance with Section 404 of the Sarbanes-Oxley Act.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
During the six months ended June 30, 2022, the Company issued (i) 132,587 shares of common stock to former owners of WhiteHat.AI in connection with the achievement of certain earnout conditions under the definitive agreement pursuant to which WhiteHat.AI was acquired by Legacy Sharecare in 2020 and (ii) 677,681 shares of common stock that were issued to former owners of doc.ai in connection with the achievement of certain escrow conditions under the definitive agreement pursuant to which doc.ai was acquired by Legacy Sharecare in 2021. The shares were issued to pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2).
On April 19, 2022, the Company also issued warrants to purchase 147,946 shares of common stock at an exercise price of $4.21 per share pursuant to a warrant agreement with an enterprise customer, which provides for the issuance of warrants upon the achievement of certain specified contractual milestones. The warrants were issued to pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2).

Share Repurchase Program
In May 2022, we announced a repurchase program for up to $50.0 million of the Company’s common stock by prior to December 31, 2022. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or otherwise, in accordance with all securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended June 30, 2022, we did not repurchase any shares of our common stock under the repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On August 5, 2022, the Board of Directors (the “Board”) of the Company, upon recommendation of the Company’s Compensation and Human Capital Committee, approved the Sharecare, Inc. Non-Employee Director Deferral Plan (the “Plan”), effective August 5, 2022. The Plan allows certain non-employee directors of the Company to elect to defer the receipt/settlement of compensation they receive as directors. This summary is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q Report and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit	Description
10.1
Amendment Number Eight to Credit Agreement, dated as of May 11, 2022, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare Operating Company, Inc. f/k/a Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2022)

10.2*#	Sharecare, Inc. Non-Employee Director Deferral Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
____________

*	Filed herewith
**	Furnished herewith
#	Indicated a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2022	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)