Form 10-Q
period 2022-09-30
Sharecare, Inc.
filed 2022-11-10
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 8, 2022, there were 353,520,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	2
	Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three month periods within the nine month periods ended September 30, 2022 and 2021 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

Part II. Other Information
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		40
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$202,564	$271,105
Accounts receivable, net (net of allowance for doubtful accounts of $6,840 and $6,212, respectively)	99,660	103,256
Other receivables	2,445	5,327
Prepaid expenses	12,300	8,819
Other current assets	2,287	2,459
Total current assets	319,256	390,966
Property and equipment, net	5,404	4,534
Other long-term assets	29,348	12,173
Intangible assets, net	165,538	155,086
Goodwill	191,136	192,442
Total assets	$710,682	$755,201
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,208	$27,155
Accrued expenses and other current liabilities (Note 4)	63,760	51,653
Deferred revenue	11,007	11,655
Contract liabilities, current	2,026	4,597
Debt, current (Note 8)	943	—
Total current liabilities	89,944	95,060
Contract liabilities, noncurrent	384	1,745
Warrant liabilities	4,186	10,820
Long-term debt (Note 8)	—	419
Other long-term liabilities	21,775	24,116
Total liabilities	116,289	132,160
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of September 30, 2022 and December 31, 2021	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 353,441,847 and 345,788,707 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	1,110,803	1,042,164
Accumulated other comprehensive loss	(4,166)	(2,061)
Accumulated deficit	(571,696)	(477,113)
Total Sharecare stockholders’ equity	534,976	563,025
Noncontrolling interest in subsidiaries	1,212	1,811
Total stockholders’ equity	536,188	564,836
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$710,682	$755,201

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$114,619	$105,618	$319,153	$294,279
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	60,322	51,255	165,052	144,283
Sales and marketing	12,032	12,492	40,698	36,047
Product and technology	17,136	16,334	54,237	52,600
General and administrative	38,552	46,307	138,041	85,060
Depreciation and amortization	12,053	8,751	32,831	22,601
Total costs and operating expenses	140,095	135,139	430,859	340,591
Loss from operations	(25,476)	(29,521)	(111,706)	(46,312)
Other income (expense):
Interest income	319	20	450	49
Interest expense	(548)	(12,836)	(1,579)	(26,941)
Loss on extinguishment of debt	—	(1,148)	—	(1,148)
Other income (expense)	(2,382)	(86)	17,290	(20,815)
Total other income (expense)	(2,611)	(14,050)	16,161	(48,855)
Loss before income tax benefit	(28,087)	(43,571)	(95,545)	(95,167)
Income tax benefit	627	507	265	520
Net loss	(27,460)	(43,064)	(95,280)	(94,647)
Net (loss) income attributable to noncontrolling interest in subsidiaries	(103)	51	(697)	(31)
Net loss attributable to Sharecare, Inc.	$(27,357)	$(43,115)	$(94,583)	$(94,616)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.13)	$(0.27)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	349,615,224	334,982,150	347,232,210	263,558,268

Net loss	$(27,460)	$(43,064)	$(95,280)	$(94,647)
Other comprehensive loss adjustments:
Foreign currency translation	(1,032)	(741)	(2,007)	(1,112)
Comprehensive loss	(28,492)	(43,805)	(97,287)	(95,759)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(139)	(119)	(599)	(117)
Comprehensive loss attributable to Sharecare, Inc.	$(28,353)	$(43,686)	$(96,688)	$(95,642)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2021	$—	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	—	2,414,986	—	2,337	—	—	—	2,337
Common stock issued upon vesting of restricted stock units	—	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	—	—	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(38,201)	—	(38,201)
Other	—	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31. 2022	$—	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805
Stock options exercised	—	—	—	2,497,188	—	2,658	—	—	—	2,658
Common stock issued upon vesting of restricted stock units	—	—	—	346,698	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	—	18,558	—	—	—	18,558
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(496)	(496)
Currency translation adjustment	—	—	—	—	—	—	(1,040)	—	(166)	(1,206)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(29,025)	—	(29,025)
CareLinx working capital adjustment	—	—	—	—	—	(659)	—	—	—	(659)
Balance at June 30, 2022	$—	5,000,000	$58,205	351,926,366	$35	$1,098,772	$(3,170)	$(544,339)	$1,351	$552,649
Stock options exercised	—	—	—	1,301,650	—	1,315	—	—	—	1,315
Common stock issued upon vesting of restricted stock units	—	—	—	306,326	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	—	10,702	—	—	—	10,702

Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(103)	(103)
Currency translation adjustment	—	—	—	—	—	—	(996)	—	(36)	(1,032)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(27,357)	—	(27,357)
CareLinx working capital adjustment	—	—	—	(92,495)	—	—	—	—	—	—
Balance at September 30, 2022	$—	5,000,000	$58,205	353,441,847	$35	$1,110,803	$(4,166)	$(571,696)	$1,212	$536,188

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31. 2020	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—	—	1,425,100	—	1,375	—	—	—	1,375
Issuance of common stock for doc.ai acquisition	—	—	—	8,435,301	1	81,292	—	—	—	81,293
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	39	—	—	—	39
Conversion of warrants to common shares	—	—	—	672,324	—	645	—	—	—	645
Share-based compensation	—	—	—	—	—	12,026	—	—	—	12,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	(18)	—	(88)	(106)
Currency translation adjustment	—	—	—	—	—	—	(791)	—	(169)	(960)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(31,252)	—	(31,252)
Other	—	—	—	—	—	(988)	—	—	—	(988)
Balance at March 31. 2021	$4,000	—	$—	227,639,682	$23	$471,523	$(1,511)	$(423,365)	$1,946	$48,616
Stock options exercised	—	—	—	233,372	—	255	—	—	—	255
Conversion of Convertible Warrants to common shares	—	—	—	53,658	—	75	—	—	—	75
Common stock issued to settle contingent consideration from acquisitions in prior years	—	—	—	1,078,213	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	2,360	—	—	—	2,360
Dissolution of Redeemable NCI for Visualize Health	(4,000)	—	—	895,435	—	4,136	—	—	(136)	4,000
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provisions	—	4,453,659	51,754	—	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	—	24	24
Currency translation adjustment	—	—	—	—	—	—	353	—	236	589
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(20,248)	—	(20,248)
Balance at June 30, 2021	$—	4,453,659	$51,754	229,900,360	$23	$478,349	$(1,158)	$(443,613)	$2,070	$35,671
Stock options exercised	—	—	—	683,463	—	1,121	—	—	—	1,121
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	22	—	—	—	22

Issuance of stock for doc.ai antidilution provision	—	—	—	1,052,398	—	12,682	—	—	—	12,682
Conversion of convertible warrants to common shares	—	—	—	10,921,334	1	10,760	—	—	—	10,761
Conversion of convertible notes to common shares	—	—	—	37,695,910	4	136,395	—	—	—	136,399
Issuance of stock for Series D antidilution provision	—	546,341	6,451	—	—	—	—	—	—	—
Issuance of common stock for CareLinx acquisition	—	—	—	1,262,475	—	10,348	—	—	—	10,348
Business Combination and Private Placement financing, net of issuance costs	—	—	—	57,451,915	6	376,570	—	—	—	376,576
Share-based compensation	—	—	—	—	—	11,130	—	—	—	11,130
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	51	51
Currency translation adjustment	—	—	—	—	—	—	(571)	—	(170)	(741)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(43,115)	—	(43,115)
Other	—	—	—	66,555	—	—	—	—	—	—
Balance at September 30, 2021	$—	5,000,000	$58,205	339,034,410	$34	$1,037,377	$(1,729)	$(486,728)	$1,951	$550,905

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(95,280)	$(94,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	32,831	22,601
Non-cash interest expense	733	4,434
Write-off of deferred financing fees and debt discount	—	12,063
Loss on extinguishment of debt	—	1,148
Amortization of contract liabilities	(3,285)	(4,204)
Accretion of contract liabilities	660	1,170
Lease right-of-use assets expense	4,587	—
Change in fair value of warrant liability and contingent consideration	(15,765)	21,719
Share-based compensation	61,619	25,516
Deferred income taxes	(708)	(479)
Payment of PIK interest	—	(8,903)
Other	3,539	(122)
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	1,686	(11,198)
Prepaid expenses and other assets	(4,219)	(1,157)
Accounts payable and accrued expense	(26,539)	(8,654)
Operating lease liabilities	(1,377)	—
Deferred revenue	(648)	8,856
Net cash provided by (used in) operating activities	(42,166)	(31,857)
Cash flows from investing activities:
Acquisition of CareLinx	—	(54,774)
Acquisition of doc.ai	—	(16,784)
Purchases of property and equipment	(1,909)	(1,898)
Capitalized internal-use software costs	(29,915)	(23,989)
Net cash used in investing activities	(31,824)	(97,445)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	50,000
Proceeds from issuance of debt	—	20,000
Repayment of debt	—	(66,163)
Net proceeds from Reverse Recapitalization with Falcon Capital Acquisition Corp.	—	426,240
Proceeds from exercise of common stock options	6,310	3,473
Payments on financing lease obligations	(542)	(769)
Financing costs in conjunction with the issuance of debt	—	(1)
Net cash provided by financing activities	5,768	432,780
Effect of exchange rates on cash and cash equivalents	(319)	(166)
Net (decrease) increase in cash and cash equivalents	(68,541)	303,312
Cash and cash equivalents at beginning of period	271,105	22,603
Cash and cash equivalents at end of period	$202,564	$325,915
Supplemental disclosure of cash flow information:
Cash paid for interest	$836	$19,496

Cash paid for income taxes	$23	$45
Non-cash investing and financing activities:
CareLinx working capital adjustment	$659	$—
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home care, and more. Additionally, Sharecare provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities. Sharecare delivers value via its provider, enterprise, and life sciences channels.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

•Legacy Sharecare’s senior management is the senior management of the Company; and
•Legacy Sharecare is the larger entity based on historical revenue and has the larger employee base.
The consolidated assets, liabilities, and results of operations prior to the Reverse Recapitalization are those of Legacy Sharecare. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 71.26 (the “Exchange Ratio”) established in the Business Combination.
The consolidated financial statements include the accounts of Sharecare, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Segment Information
The Company operates as a single operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources for the entire company.
Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheet as of September 30, 2022, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for each of the three periods within the nine months ended September 30, 2022 and 2021, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the Company’s consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2021.
Use of Estimates
The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements are revenue recognition, the valuation of assets and liabilities acquired in business combinations, and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Additionally, the balance as of September 30, 2021 included certain contract liabilities related to office lease agreements prior to the adoption of ASC 842. Amortization of these contract liabilities for the three months ended September 30, 2022 and 2021, was $1.1 million and $1.4 million, respectively, of which $0.4 million and $0.4 million was included within cost of revenues and $0.7 million and $1.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively. Amortization of these contract liabilities for the nine months ended September 30, 2022 and 2021 was $3.3 million and $4.2 million, respectively, of which $1.3 million and $1.3 million was included within cost of revenues and $2.0 million and $2.9 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss, respectively. Additionally, the Company has recognized certain contract liabilities due to a related party in the amount of $22.2 million related to service agreements which are expected to be paid over the approximate five year contract lives.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of September 30, 2022 and December 31, 2021, such fees were $11.0 million and $11.7 million, respectively. The Company recognized $0.4 million of revenue during the three months ended September 30, 2022 that was included in deferred revenue at December 31, 2021. The Company recognized $5.6 million of revenue during the nine months ended September 30, 2022 that was included in deferred revenue at December 31, 2021.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data in order to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of September 30, 2022 and December 31, 2021, such fees included within deferred revenue were $4.3 million and $3.9 million, respectively.
In the event performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.4 million and $2.7 million of revenues recognized during the three months ended September 30, 2022 and 2021, respectively, were performance-based. During the three months ended September 30, 2022, no revenue was recognized that related to services provided prior to December 31, 2021.
Approximately $5.8 million and $8.0 million of revenues recognized during the nine months ended September 30, 2022 and 2021, respectively, were performance-based. During the nine months ended September 30, 2022, $1.2 million was recognized in revenue that related to services provided prior to December 31, 2021. As of September 30, 2022 and 2021, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $6.5 million and $4.0 million, respectively.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of September 30, 2022, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $117.3 million. As of September 30, 2022, the Company expects to recognize revenue on approximately 65% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Enterprise	$65,223	$62,838	$184,882	$176,980
Provider	28,712	24,110	79,831	66,266
Life Sciences	20,684	18,670	54,440	51,033
Total Revenue	$114,619	$105,618	$319,153	$294,279

Other Income (Expenses)
For the three and nine months ended September 30, 2022 and 2021, other income (expenses) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Re-measurement of contingent consideration	$(2,121)	$4,976	$9,131	$(10,523)
Re-measurement of warrant liabilities	(856)	(5,039)	6,634	(11,196)
Other	595	(23)	1,525	904
Total other income (expenses)	$(2,382)	$(86)	$17,290	$(20,815)

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
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of September 30, 2022. The Earnout Shares allocated to Legacy Sharecare stockholders are accounted for as liability instruments and classified as level 3 instruments that are marked-to-market each reporting period (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2022 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$60,981	$—	$—	$60,981
Total cash equivalents at fair value	$60,981	$—	$—	$60,981

Liabilities
Warrant liabilities	$4,186	$—	$—	$4,186
Contingent consideration – other liabilities	—	—	2,861	2,861
Total liabilities at fair value	$4,186	$—	$2,861	$7,047
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
The following is a schedule of changes to the contingent consideration — other current liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2021	$13,897
Settlement of contingent consideration for HDS retained shares	(1,905)
Re-measurement of contingent consideration	(9,131)
September 30, 2022	$2,861

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses	$33,809	$27,050
Accrued compensation	18,126	16,428
Accrued media costs	4,447	4,816
Accrued taxes	1,397	1,396
Operating lease liabilities, current	3,783	—
Accrued other	2,198	1,963
Total accrued expenses and other current liabilities	$63,760	$51,653
5. Acquisitions
CareLinx
On August 11, 2021, the Company acquired all outstanding equity interests of CareLinx Inc. (“CareLinx”). The total preliminary purchase price in connection with the acquisition was $64.9 million, consisting of $55.2 million of cash and $9.7 million equity-based consideration, comprised of 1,169,980 shares of common stock and 295,758 stock options. The fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Cash	$445
Accounts receivable	4,629
Other receivables	59
Prepaid expenses	234
Other current assets	300
Developed technology	14,800
Customer relationships	13,300
Trade name	2,600
Other long-term assets	1,789
Goodwill	31,349
Accrued expenses	(1,371)
Contract liabilities - current	(45)
Noncurrent contract liabilities	(53)
Other long-term liabilities	(3,125)
Total	$64,911
The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value of customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction-related expenses of $1.1 million which were recorded under general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s services available to both new and existing customers

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
and increase the Company’s competitive position. The goodwill resulting from this acquisition is not tax deductible. The Company finalized its purchase accounting for the CareLinx acquisition during the third quarter of 2022.

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
The effect of the January 1, 2022 adoption on key financial statement line items as of September 30, 2022 is as follows (in thousands):

	September 30, 2022
Balance Sheet:	Financial position if ASU 2016-02 had not been adopted on January 1, 2022	As reported under ASU 2016-02 adoption	$ Change	% Change
Prepaid expenses	$12,730	$12,300	(430)	(3)%
Other long-term assets	$22,321	$29,348	7,027	31%
Total assets	$704,085	$710,682	6,597	1%
Accrued expenses and other current liabilities	$59,969	$63,760	3,791	6%
Contract liabilities, current	$2,322	$2,026	(296)	(13)%
Contract liabilities, noncurrent	$593	$384	(209)	(35)%
Other long-term liabilities	$17,953	$21,775	3,822	21%
Total liabilities	$109,181	$116,289	7,108	7%
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
The Company’s operating leases principally involve office space. The Company leases office space in Berlin, Germany; and the following states: Arizona, California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Tennessee, and Washington under noncancellable operating leases expiring at various dates through March 2028.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Lease expense includes short-term lease cost which is not material to the Consolidated Financial Statements.
The components of operating lease costs, lease term and discount rate for the three and nine months ended September 30, 2022 are as follows (in thousands, except lease term and discount):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease costs	$1,571	$4,787
Variable lease costs	471	1,538
Short-term lease expense	61	163
Total operating lease costs	$2,103	$6,488

Weighted-average remaining lease term (years):
Operating leases		3.1

Weighted-average discount rate:
Operating leases		4.5%
Operating lease expense was $1.3 million and $3.8 million for the three and nine months ended September 30, 2021, respectively, under ASC 840. The Company is also the lessor in three non-cancelable sub-lease agreements with two companies for the Company’s Tennessee office space and one company for the CareLinx office space in California. Sublease income for the three and nine months ended September 30, 2022 was $0.5 million and $1.6 million, respectively.
Supplemental cash flow information related to leases for the nine months ended September 30, 2022 are as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$5,280
Assets obtained in exchange for lease obligations:
Operating leases	$3,254

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of September 30, 2022 (in thousands):

Leases:	Operating Leases
Remainder of 2022	$1,518
2023	3,060
2024	1,199
2025	792
2026	815
2027	768
Thereafter	2
Total undiscounted future cash flows	8,154
Less: Imputed interest	(571)
Present value of lease liabilities	$7,583

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Lease liabilities, current	3,783
Lease liabilities, noncurrent	3,800
Present value of lease liabilities	$7,583
The total future minimum rental payments related to the aforementioned subleases to be received as of September 30, 2022 is $1.2 million.
7. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$79,777	$(29,326)	$50,451	7.8
Trade name	6,392	(4,266)	2,126	4.8
Customer relationships	77,849	(32,029)	45,820	9.3
Internal-use software	151,293	(93,367)	57,926	2.2
Total definite-lived, intangible assets	$315,311	$(158,988)	$156,323

Intangible assets not subject to amortization
Internal-use software projects in process	$4,185	$—	$4,185
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	9,215	—	9,215
Total intangible assets	$324,526	$(158,988)	$165,538

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2021	$192,442
Purchase accounting opening balance sheet adjustments	(161)
Foreign currency translation adjustment	(1,145)
September 30, 2022	$191,136
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
During the second quarter of 2022, the Company determined a triggering event that required an interim goodwill impairment test as a result of the sustained decline in the Company’s stock price and associated market capitalization. The fair

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

value of the reporting units for goodwill impairment testing was determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of 10%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would have resulted in a 3% and 4% decline in the fair value, respectively of our reporting units which would not have resulted in impairment. There were no triggering events in the third quarter of 2022.
Amortization expense for intangible assets during the three months ended September 30, 2022 and 2021 totaled $11.2 million and $8.2 million, respectively. Amortization expense for intangible assets during the nine months ended September 30, 2022 and 2021 totaled $30.5 million and $20.8 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of September 30, 2022 (in thousands):

Year ending December 31:
Remainder of 2022	$11,252
2023	42,078
2024	32,614
2025	17,443
2026	13,401
Thereafter	39,535
Total	$156,323
8. Debt

As of September 30, 2022 and December 31, 2021, debt was comprised of outstanding borrowings of $0.9 million and $0.4 million, respectively, under the Company’s senior secured revolving credit facility (the “Revolving Facility”) due February 2023. The Revolving Facility is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent. Borrowings under the Revolving Facility currently bear interest at either a U.S. base rate plus 2.0%, subject to a floor, or a rate based on LIBOR plus 2.75% (inclusive of paid in kind interest; the related deferred financing fees of $0.1 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, which are presented as other current assets on the Consolidated Balance Sheets). As of September 30, 2022, $50.2 million was available for borrowing under the Senior Secured Credit Agreement.
See Note 7 Debt to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 for additional information.
9. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three and nine months ended September 30, 2022, the Company recognized income tax benefit of $0.6 million and $0.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized an income tax benefit of $0.5 million and $0.5 million, respectively. For all periods presented the income tax benefit is primarily due to tax on foreign income and a reduction in the U.S. valuation allowance related to an acquisition.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
Changes in tax law and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IR Act”). Among other provisions, the IR Act includes a 15% corporate minimum tax and a 1% excise tax on certain repurchases of an entity’s own common stock after December 31, 2022. We are continuing to evaluate the IR Act and its requirements, as well as its application to our business.
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

As of September 30, 2022, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,038,678	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of September 30, 2022, these agreements provide for the issuance of up to 6,669,631 shares of common stock (including Earnout Shares in connection with the Business Combination) and 4,582,119 warrants to purchase shares of common stock. With respect to these arrangements, there were 139,958 warrants earned but not issued as of September 30, 2022.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the nine months ended September 30, 2022 is as follows:

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2021	116,623,461	$2.81	7.64	$300,125	2,179,941	$7.39
Granted	361,440	2.10			16,016,990	2.95
Exercised/Released	(6,213,820)	1.02		5,505	(726,721)	6.50
Cancelled/Forfeited	(3,509,363)	3.96			(2,196,885)	4.39
Outstanding as of September 30, 2022	107,261,718	$2.88	6.95	$51,890	15,273,325	$3.21
Vested and/or exercisable as of September 30, 2022	77,909,758	$1.92	6.50	$43,731	—	$—
Vested and/or exercisable as of December 31, 2021	73,712,795	$1.33	6.91	$233,440	—	$—

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$83	$26	$309	$54
Sales and marketing	300	331	2,826	1,188
Product and technology	1,413	945	3,176	10,945
General and administrative	8,535	9,828	55,308	13,329
Total share-based compensation expense	$10,331	$11,130	$61,619	$25,516
Additionally, amortization of compensation costs related to share-based payment awards reflected within additional paid-in capital in the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 includes approximately $0.4 million and $1.3 million related to capitalizable internally-developed software activities, respectively.
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
As of September 30, 2022, the Company has settled all estimated contingent liabilities previously accrued and disclosed in our December 31, 2021 financial statements.
We are also party to investigations and legal disputes and losses related to certain matters that are reasonably possible, but at this time, we cannot estimate a loss or range of losses.
12. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in our wholly owned subsidiary, Sharecare Brasil Servicios de Consultoria, Ltda. As of September 30, 2022 and December 31, 2021, $1.3 million and $2.0 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended September 30, 2022 and 2021 totaled $2.0 million and $3.0 million, respectively. Revenues recognized for the nine month period ended September 30, 2022 and 2021 totaled $7.1 million and $9.1 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. For all periods presented, the Company recognized revenues and made payments in amounts less than $0.3 million.
The Series A Preferred Stock is held by a customer that also has an employee serving on our Board of Directors. As of September 30, 2022 and December 31, 2021, $11.0 million and $5.0 million, respectively, in receivables were outstanding from this related party. Additionally, as of September 30, 2022 and December 31, 2021, long-term assets associated with related party arrangements of $15.0 million and $5.5 million, respectively, and current assets included $1.7 million and $1.7 million, respectively. Current and long-term assets were related to a non-cash payment received for up front research and development costs related to the issuance of the Series A Preferred Stock, a related commitment of $2.5 million per year through 2025 related to research and development activities, and other services. As of September 30, 2022 and December 31, 2021, accrued expense and long-term liabilities included $27.6 million and $0, respectively, due to this related party for amounts related to certain service agreements. For the three months ended September 30, 2022 and 2021, the Company paid $0.5 million and $0.5 million related to administration fees and stop-loss coverage for employee health insurance and $1.6 million and $0 for other services, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid $1.5 million and

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

$1.3 million related to administration fees and stop-loss coverage for employee health insurance and $1.6 million and $0 for other services, respectively. Revenues recognized for the three months ended September 30, 2022 and 2021 totaled $10.0 million and $5.0 million, respectively. Revenues recognized for the nine months ended September 30, 2022 and 2021 totaled $20.4 million and $11.9 million, respectively.
13. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(27,460)	$(43,064)	$(95,280)	$(94,647)
Less: Net loss (income) attributable to noncontrolling interest in subsidiaries	103	(51)	697	31
Net loss available to common stockholders	$(27,357)	$(43,115)	$(94,583)	$(94,616)

Denominator
Weighted-average common shares outstanding, basic and diluted	349,615,224	334,982,150	347,232,210	263,558,268
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.13)	$(0.27)	$(0.36)
The Company’s potential dilutive securities, which include convertible debt, stock options and restricted stock units, warrants to purchase common stock, redeemable convertible preferred stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible debt	—	—	—	25,131,519
Stock options and restricted stock units	42,122,506	103,326,463	40,592,631	103,326,463
Warrants to purchase common stock	—	415,210	—	7,419,801
Redeemable convertible preferred stock	5,000,000	4,999,998	5,000,000	3,053,336
Contingently issued shares	—	1,044,329	157,372	895,124
Total	47,122,506	109,786,000	45,750,003	139,826,243
14. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, November 10, 2022, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2021, 2020 and 2019, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and Sharecare’s unaudited interim financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Sharecare. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions, or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “possible,” “continue,” “might,” “potential” or “intends” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements regarding our expectations as to:
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
◦the impact of rising inflation, increasing interest rates, the COVID-19 pandemic and other macroeconomic factors on our business and the actions we may take in response thereto;
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
•Growing our Platform.    We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results, and increase revenue through product innovation, partnerships, and acquisitions. We intend to continue to leverage our expertise through adding digital therapeutics partnerships as well as the acquisition of products and services that are directly relevant to our existing clients. Additionally, we believe our strong and embedded client relationships provide us with unique perspectives into their evolving needs and the needs of their populations. For example, we recently launched Sharecare+, our digital-first, comprehensive advocacy solution designed to deliver value through benefits navigation, clinical engagement, virtual care, and chronic case and utilization management, and have entered into a multi-year strategic partnership with an affiliate of one of the largest payers to integrate our solution into their health guide services for hundreds of thousands of their members.
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
Product and Technology Expenses
Product and technology expenses include personnel and related expenses for software engineering, information technology infrastructure, business intelligence, technical account management, project management, security, product development, and share-based compensation. Product and technology expenses also include indirect hosting and related costs to support our technology, outsourced software, and engineering services. Our technology and development expenses exclude any allocation of occupancy expense and depreciation and amortization.
We expect our technology and development expenses to increase for the foreseeable future as we continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our technology and development expenses.
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to service delivery, sales and marketing, or product and technology. They also include professional fees, share-based compensation, rent, utilities, and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table presents our unaudited Consolidated Statement of Operations for the three-months ended September 30, 2022 and 2021, and the percentage change between the two periods:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$114,619	$105,618	$9,001	9%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	60,322	51,255	9,067	18%
Sales and marketing	12,032	12,492	(460)	(4)%
Product and technology	17,136	16,334	802	5%
General and administrative	38,552	46,307	(7,755)	(17)%
Depreciation and amortization	12,053	8,751	3,302	38%
Total costs and operating expenses	140,095	135,139	4,956	4%
Loss from operations	(25,476)	(29,521)	4,045	(14)%
Other income (expense):
Interest income	319	20	299	1495%
Interest expense	(548)	(12,836)	12,288	(96)%
Loss on extinguishment of debt	—	(1,148)	1,148	(100)%
Other expense	(2,382)	(86)	(2,296)	2670%
Total other expense	(2,611)	(14,050)	11,439	(81)%
Loss before income tax benefit	(28,087)	(43,571)	15,484	(36)%
Income tax benefit	627	507	120	24%
Net loss	(27,460)	(43,064)	15,604	(36)%
Net income (loss) attributable to noncontrolling interest in subsidiaries	(103)	51	(154)	(302)%
Net loss attributable to Sharecare, Inc.	$(27,357)	$(43,115)	$15,758	(37)%
Revenue
Revenue increased $9.0 million, or 9%, from $105.6 million for the three months ended September 30, 2021 to $114.6 million for the three months ended September 30, 2022. Overall, we saw growth from recently acquired product lines as well as organic growth in existing lines for an increase of $17.9 million. Offsetting this growth were negative impacts related to suspended services from health security products of $8.9 million.

The channel revenue changed as follows: enterprise channel increased by $2.4 million (from $62.8 million for 2021 to $65.2 million for 2022), the provider channel increased by $4.6 million (from $24.1 million for 2021 to $28.7 million for 2022) and the life sciences channel increased by $2.0 million (from $18.7 million for 2021 to $20.7 million for 2022). The enterprise channel saw an overall increase of 3.8% as growth of our home health and advocacy businesses was partially offset by the impact of suspended health security products. The provider channel increase of 19% was attributable to increased volumes and new customers in the medical record audit product line. The life sciences channel increased 11% from both new revenue streams and the growth in marketing spend by pharma customers.
Costs of Revenue
Costs of revenue increased $9.1 million, or 18%, from $51.3 million for the three months ended September 30, 2021 to $60.3 million for the three months ended September 30, 2022. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, medical record audits and pharma marketing, offset by a decrease in health security.
Sales and Marketing
Sales and marketing expense decreased $0.5 million, or 4%, from $12.5 million for the three months ended September 30, 2021 to $12.0 million for the three months ended September 30, 2022. The decrease was attributable to a $1.4 million reduction in external consultant expenses related to advancement of client engagement in prior year. This decrease was partially offset by personnel expense increases of $0.6 million in line with the effort to expand sales headcount, additional marketing sponsorships and advertising costs of $0.2 million and increased travel of $0.2 million tied to the new sales headcount.
Product and Technology
Product and technology expenses increased $0.8 million, or 5%, from $16.3 million for the three months ended September 30, 2021 to $17.1 million for the three months ended September 30, 2022. The increase was attributable to non-cash share-based compensation of $0.5 million and personnel expense increases of $0.3 million.
General and Administrative
General and administrative expense decreased $7.8 million, or 17%, from $46.3 million for the three months ended September 30, 2021 to $38.6 million for the three months ended September 30, 2022. Transaction and reorganization expenses associated with the Business Combination and prior year acquisitions decreased $10.8 million. In addition, non-cash share-based compensation decreased $1.3 million and facility lease expense decreased $0.7 million; attributable to plans to shrink our leased facility footprint. Offsetting these decreases was an increase in staffing and professional fees related to the CareLinx acquisition along with ramp of expenses tied to new product offerings of $4.7 million and an increase in business insurance, merchant fees, and software supporting growth of $0.4 million.
Depreciation and Amortization
Depreciation and amortization increased $3.3 million, or 38%, from $8.8 million for the three months ended September 30, 2021 to $12.1 million for the three months ended September 30, 2022. The increase was primarily related to acquisition-related intangibles as well as placing platform-related developed software into service.
Interest Expense
Interest expense decreased $12.3 million, from $12.8 million for the three months ended September 30, 2021 to $0.5 million for the three months ended September 30, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Expense
Other expense increased $2.3 million from $0.1 million for the three months ended September 30, 2021 to $2.4 million for the three months ended September 30, 2022. This activity was mostly related to non-cash, mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the

Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table presents our unaudited Consolidated Statement of Operations for the nine-months ended September 30, 2022 and 2021, and the percentage change between the two periods:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Revenue	$319,153	$294,279	$24,874	8%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	165,052	144,283	20,769	14%
Sales and marketing	40,698	36,047	4,651	13%
Product and technology	54,237	52,600	1,637	3%
General and administrative	138,041	85,060	52,981	62%
Depreciation and amortization	32,831	22,601	10,230	45%
Total costs and operating expenses	430,859	340,591	90,268	27%
Loss from operations	(111,706)	(46,312)	(65,394)	141%
Other income (expense):
Interest income	450	49	401	818%
Interest expense	(1,579)	(26,941)	25,362	(94)%
Loss on extinguishment of debt	—	(1,148)	1,148	(100)%
Other income (expense)	17,290	(20,815)	38,105	183%
Total other income (expense)	16,161	(48,855)	65,016	133%
Loss before income tax benefit	(95,545)	(95,167)	(378)	—%
Income tax benefit	265	520	(255)	(49)%
Net loss	(95,280)	(94,647)	(633)	1%
Net loss attributable to noncontrolling interest in subsidiaries	(697)	(31)	(666)	2148%
Net loss attributable to Sharecare, Inc.	$(94,583)	$(94,616)	$33	—%
Revenue
Revenue increased $24.9 million, or 8%, from $294.3 million for the nine months ended September 30, 2021 to $319.2 million for the nine months ended September 30, 2022. Overall, we saw growth from recently acquired product lines as well as organic growth in existing lines for an increase of $51.7 million. Offsetting this growth was the negative impact of suspended services from health security products of $26.8 million.
The channel revenue changed as follows: enterprise channel increased by $7.9 million (from $177.0 million for 2021 to $184.9 million for 2022), the provider channel increased by $13.5 million (from $66.3 million for 2021 to $79.8 million for 2022) and the life sciences channel increased by $3.4 million (from $51.0 million for 2021 to $54.4 million for 2022). The enterprise channel increased by 4%, as growth in our home health care and advocacy businesses were offset by the impact of the suspension of health security products. The provider channel increase of 20% was attributable to increased volumes and new customers in both the medical record and audit product lines. The life sciences channel increased 7% from both new product lines and growth in marketing spend by pharma customers.
Costs of Revenue
Costs of revenue increased $20.8 million, or 14%, from $144.3 million for the nine months ended September 30, 2021 to $165.1 million for the nine months ended September 30, 2022. The increase was due to sales growth across many business lines. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, medical record audits, advocacy, and pharma marketing sales, offset by a decrease in health security sales.
Sales and Marketing
Sales and marketing expense increased $4.7 million, or 13%, from $36.0 million for the nine months ended September 30, 2021 to $40.7 million for the nine months ended September 30, 2022. The increase was attributable to staffing increases of $3.4 million, severance and reorganization costs of $1.2 million, additional marketing sponsorships and advertising costs of $2.1 million, and share-based compensation expense of $1.6 million. The increases were partially offset by reduced sales consultant expenses of $3.6 million incurred in 2021 to advance engagement metrics across our client base and support ramping of new business.
Product and Technology
Product and technology expenses increased $1.6 million, or 3%, from $52.6 million for the nine months ended September 30, 2021 to $54.2 million for the nine months ended September 30, 2022. The continued investment in product and tech staffing and outside contract services accounted for $1.4 million of the increase, and platform fees increased by $2.0 million as we continued to deploy new technologies associated with ramping revenue. Severance and reorganization expenses also increased by $5.3 million, while travel and other professional service expense accounted for $0.7 million of the increase. Offsetting the increases is a reduction in stock-based compensation expenses of $7.8 million related to the prior year acquisitions.
General and Administrative
General and administrative expense increased $53.0 million, or 62%, from $85.1 million for the nine months ended September 30, 2021 to $138.0 million for the nine months ended September 30, 2022. Non-cash share-based compensation expense accounted for $42.0 million of the increase. Staffing costs increased $6.0 million, primarily related to acquisition and additional growth and compliance needs. Insurance, tax, and legal spend increased $4.9 million as we incurred substantial incremental expense in these areas as a public company. Platform, administrative and travel accounted for the remaining $3.9 million increase driven by organic and acquisition related growth. Offsetting these increases, we reduced facility lease expense by $1.8 million and non-recurring, reorganization and transaction expense by 2.1 million.
Depreciation and Amortization
Depreciation and amortization increased $10.2 million, or 45%, from $22.6 million for the nine months ended September 30, 2021 to $32.8 million for the nine months ended September 30, 2022. The increase was related to our continued investment in product enhancements and new products, as well as amortization incurred on recently acquired intangible assets.
Interest Expense
Interest expense decreased $25.4 million, from $26.9 million for the nine months ended September 30, 2021 to $1.6 million for the nine months ended September 30, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Income (Expense)
Other income and expense fluctuated $38.1 million, from $20.8 million of expense for the nine months ended September 30, 2021 to $17.3 million of income for the nine months ended September 30, 2022. This activity was mostly related to non-cash, mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) loss on extinguishment of debt, (vi) other (income) expense (non-operating), (vii) share-based compensation, (viii) severance, (ix) warrants issued with revenue contracts, (x) net costs associated with exiting contracts, and (xi) transaction and closing costs. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(27,460)	$(43,064)	$(95,280)	$(94,647)
Add:
Depreciation and amortization	12,053	8,751	32,831	22,601
Interest income	(319)	(20)	(450)	(49)
Interest expense	548	12,836	1,579	26,941
Income tax benefit	(627)	(507)	(265)	(520)
Loss on extinguishment of debt	—	1,148	—	1,148
Other (income) expense	2,382	86	(17,290)	20,815
Share-based compensation	10,331	11,130	61,619	25,517
Severance	407	700	1,177	965
Warrants issued with revenue contracts(a)	14	21	48	59
Net costs associated with exiting contracts(b)	563	—	3,486	—
Transaction and closing costs(c)(d)	9,333	16,822	23,728	18,844
Adjusted EBITDA(e)	$7,225	$7,903	$11,183	$21,674
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)For the nine months ended September 30, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(c)For the three months ended September 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $4.9 million of other non-operating, non-recurring costs, $2.9 million of reorganizational costs, and $1.5 million of acquisition-related expense.
(d)For the nine months ended September 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $10.9 million of other non-operating, non-recurring costs, $8.1 million of reorganizational costs, and $4.7 million of acquisition-related expense.
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
The following table presents a reconciliation of adjusted net loss and adjusted EPS from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share numbers and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Sharecare, Inc.	$(27,357)	$(43,115)	$(94,583)	$(94,616)
Add:
Amortization of acquired intangibles(a)	1,632	1,425	4,895	3,653
Amortization of deferred financing fees	71	12,135	209	15,466
Change in fair value of warrant liability and contingent consideration	2,977	63	(15,765)	21,719
Share-based compensation	10,331	11,130	61,619	25,517
Severance	407	700	1,177	965
Warrants issued with revenue contracts(b)	14	21	48	59
Net costs associated with exiting contracts(c)	563	—	3,486	—
Transaction and closing costs(d)(e)	9,333	16,822	23,728	18,844
Adjusted net loss(f)	$(2,029)	$(819)	$(15,186)	$(8,393)

Weighted-average common shares outstanding, basic and diluted	349,615,224	334,982,150	347,232,210	263,558,268

Loss per share	$(0.08)	$(0.13)	$(0.27)	$(0.36)
Adjusted loss per share	$(0.01)	$0.00	$(0.04)	$(0.03)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(c)For the nine months ended September 30, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(d)For the three months ended September 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $4.9 million of other non-operating, non-recurring costs, $2.9 million of reorganizational costs, and $1.5 million of acquisition-related expense.
(e)For the nine months ended September 30, 2022, represents costs related to the Business Combination, transaction and post-closing costs related to acquisitions, and other non-operating, non-recurring costs including $10.9 million of other non-operating, non-recurring costs, $8.1 million of reorganizational costs, and $4.7 million of acquisition-related expense.
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
We had $202.6 million in cash and cash equivalents as of September 30, 2022. Our principal commitments as of September 30, 2022, consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of September 30, 2022, there was $50.2 million available for borrowing under the Revolving Facility. See Note 8 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We believe that our cash on hand, which includes the cash we obtained as a result of the Business Combination, will be sufficient to meet our operating cash flow, working capital and capital expenditure requirements in the short-term, i.e., the 12 months from the date of this Quarterly Report on Form 10-Q. Our long-term liquidity (i.e., more than 12 months from the date of this Quarterly Report on Form 10-Q) needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,166)	$(31,857)
Net cash used in investing activities	$(31,824)	$(97,445)
Net cash provided by financing activities	$5,768	$432,780
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $42.2 million, an increase of $10.3 million from $31.9 million of cash used in operating activities for the nine months ended September 30, 2021. Cash used during this period included the $95.3 million net loss for the nine months ended September 30, 2022, offset by non-cash items of $84.2 million, which were primarily attributable to depreciation and amortization expense, amortization of contract liabilities, lease right-of-use assets expense related to the adoption of ASU 2016-02, Leases, change in fair value of warrant liability and contingent consideration, and share-based compensation. Changes in operating assets and liabilities of $31.1 million resulted in net cash used. Uses of cash were attributable to the pay down of accounts payable and accrued liabilities in the ordinary course of business (including operating lease liabilities accounted for under ASU 2016-02, Leases) and from the settlement of previously accrued legal expenses, and cyclical cash payments related to prepaid assets. These uses of cash were offset by cash provided by a decrease in accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $31.8 million compared to $97.4 million of net cash used in investing activities for the nine months ended September 30, 2021. The decrease in cash outflows was primarily due to cash outlays in the prior year tied to acquisitions of doc.ai and CareLinx.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $5.8 million, primarily due to cash received from the proceeds from exercised common stock options of $6.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $432.8 million, primarily due to cash received from the net proceeds from the Reverse Recapitalization with FCAC of $426.2 million, the issuance of 4,453,750 shares (retroactively restated for the Reverse Recapitalization) of Series D redeemable convertible preferred stock in the amount of $50.0 million, proceeds from the exercise of common stock options and warrants of $3.5 million offset by the net repayment of debt of $46.2 million and payment of financing lease arrangements of $0.8 million.
Contractual Obligations

There were no material changes to contractual obligations since last presented in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 except for the Company recognizing certain contract liabilities due to a related party in the amount of $22.2 million related to service agreements which we expect to be paid over the approximate five year contract lives.
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of September 30, 2022. As of September 30, 2022, there were $0.9 million of borrowings outstanding under the Revolving Facility.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, revenue recognition, the valuation of assets and liabilities acquired in business combinations, and income taxes. We base our estimates on historical experience, known trends, and other market-specific or other relevant factors that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. We serve a diverse group of clients. We are the principal in all outstanding revenue arrangements except for CareLinx. CareLinx has B2C and B2B2C service lines for which CareLinx is generally the agent and we recognize the commission revenue based on the amount billed using the “as-invoiced” practical expedient.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due solely to the material weakness in our internal control over financial reporting related to the review of a unique contract for a new product offering to a new customer. Notwithstanding this material weakness described further below, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Remediation Measures
Management is implementing remediation steps to address the material weakness regarding the review of a unique contract for a new product offering to a new customer. Specifically, we have implemented new control activities to identify new customer and product offerings prior to contract execution. We have also modified existing controls and enhanced the documentation that evidences a control’s performance specific to contract reviews related to new customers and new product offerings. We have supplemented our internal accounting resources with additional external accounting and finance resources by engaging a professional accounting services firm to assist us with our documentation and assessment of our internal controls over financial reporting with respect to our compliance with Section 404 of the Sarbanes-Oxley Act.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
From time-to-time, we may be subject to various legal proceedings and claims that arise in the normal course of our business activities. Although the results of these legal proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we, or any of our subsidiaries, are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program
In May 2022, we announced a repurchase program for up to $50.0 million of the Company’s common stock by prior to December 31, 2022. Repurchases may be made at management’s discretion from time to time in the open market, in privately negotiated transactions, or otherwise, in accordance with all securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2022, we did not repurchase any shares of our common stock under the repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

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

Dated: November 10, 2022	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)