Form 10-K
period 2022-12-31
Sharecare, Inc.
filed 2023-03-31
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $473,400,678 (based on the closing sale price of the registrant’s common stock on that date as reported by The NASDAQ Stock Market LLC). Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2023, there were 356,222,245 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I
ITEM 1. BUSINESS
Unless the context otherwise requires, “we,” “us,” “our,” “the Company” and “Sharecare” refer to Sharecare, Inc., a Delaware corporation, and its consolidated subsidiaries.
Overview
We are a leading digital healthcare platform company that helps members consolidate and manage various components of their health in one place, regardless of where they are on their health journey. Our health and well-being interoperable ecosystem unifies the elements of individual and community health so everyone can live better, longer across the dynamic continuum of their healthcare needs. We are driven by our philosophy that we are “All Together Better” as well as our goal to turn individual progress into community transformation.
Our digital first ecosystem is centered on the person. We believe everyone’s health and well-being is inherently interconnected. Just as a person’s physical health is inextricably linked to their mental and emotional health, an individual’s health is also connected to a greater collective that includes their employer, providers, insurers, colleagues, family, friends, and local communities. However, these groups have historically remained very disconnected with various stakeholders providing hundreds of fragmented point solutions, each addressing only one or two specific health-related objectives. By integrating fragmented point solutions and bringing together disparate stakeholders across the entire healthcare ecosystem into one connected, interoperable virtual care platform, we believe that we can fulfill the role of a unifier and leverage smartphone technology to foster a frictionless user-friendly experience that engages people across the dynamic continuum of their healthcare needs. We have built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.
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
Since the Sharecare platform was launched in 2012, it has grown to approximately 80,000 employer clients, 12.1 million eligible lives, and 6,000 hospitals and physician practices.
Business Combination
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
Diverse Product Portfolio. We have a diverse portfolio of products and solutions that are marketed to a variety of users within our enterprise, provider, and life sciences channels. We believe that the diversity of these offerings, together with our ability to bundle them into a comprehensive and integrated platform, provides compelling value over other digital health platforms or point solutions that are focused more narrowly on one or two specific health-related needs. Our portfolio of products also offers members clinical connectivity through various incorporated touch points to healthcare systems and/or to providers and enables us to offer tailored and personalized tools, including the ability to interact directly with family and clinical advocates and lifestyle management and disease management coaches on our platform.
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
Comprehensive Content Library. We have a comprehensive library comprised of original material as well as content from more than 180 organizations (including the National Institutes of Health, Centers for Disease Control/CDC, and the American Diabetes Association, among others). We perform medical review of published content at two-year intervals, but often more frequently, to ensure accuracy, timeliness and relevance. Performing reviews on this schedule is also consistent with our NCQA Wellness and Health Promotion and Disease Management accreditation standards. The size and quality of our content library allows us to deliver highly personalized content to our members, which drives engagement and builds trust.
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
•facilitating intervention with Sharecare+, our high-touch, digital-first advocacy driving high quality experience, care, and value support;
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee); and
•expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 8,500 additional healthcare sites.
Continue to Grow the Capabilities of our Platform. We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results and increase revenue through product innovation, partnerships and acquisitions. For example, during 2022 we introduced Sharecare+, our whole health, payor-agnostic advocacy solution that seamlessly layers on top of our flagship digital engagement platform designed to help health plans and self-insured employers increase efficiency, productivity, and quality, and reduce cost of care while making members and employees and their families happier, healthier, and more productive. We believe that our proven track record of successful acquisitions coupled with the flexibility and capabilities of our platform positions us to continue opportunistically pursuing attractive M&A opportunities. We intend to continue to look for opportunities to leverage our platform and expertise to provide first-mover solutions to evolving and future demands in the digital healthcare industry.
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
Enterprise Solutions
Our enterprise solutions are based on a software-as-a-service (“SaaS”) model that allows enterprise clients to message, motivate and manage their populations, and measure their populations’ progress, through one platform. Our enterprise clients can leverage our scientifically validated clinical protocols and personalized approaches, which drive high-impact engagement to achieve measurable outcomes and close gaps in care for their populations. With our tech-enabled home care we are able to further support high-touch and high-tech care across the entire care continuum. Our enterprise clients include a range of stakeholders, from large employers and health systems to government agencies and health plans, that use our digital platform to engage with their populations, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services. We generate revenue from our enterprise clients by providing access to our core digital platform on a per member, per month basis with incremental fees charged per enrollee for access to our marketplace of digital therapeutics.
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

Life Sciences (formerly Consumer Solutions)
In January 2022, our consumer solutions channel (as referenced in previous filings), was renamed the life sciences channel in order to more accurately portray the customer base of the channel.
Our life sciences offering is a robust platform and suite of digital products and medical expert knowledge that provides members with personalized information, programs, and resources to improve their health and well-being. In support of pharma and other consumer brands, Sharecare drives significant patient engagement across our consumer audiences using a unique library of content. The newest life sciences innovations from Sharecare for 2023 marketing campaigns include Vital Voices, Rare Disease Roadmap, Patient Connect, Inside Out and Care Collective.
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
Our Platform
Our platform begins with RealAge, which is a NCQA-certified health assessment that uses scientifically-based methods to assess a variety of behaviors and existing conditions of our members and provide them with an easily understandable metric for their physical health. With approximately 45 million individuals completing the assessment since its inception in 1998, RealAge delivers immediate results and recommendations about how to improve a member’s health and also identifies behaviors, both positive and negative, that may be impacting it. Using RealAge as a person’s baseline, our algorithms power a data-driven dialogue with the member, creating a content-rich, personalized experience that presents them with relevant benefits programs, resources and providers for those needing healthcare and well-being support. As members change their behavior, the platform refines its predictive analytics to provide increasingly compelling recommendations.
Through our digital platform we are able to gain key insights into each member’s health gleaned from self-reported data, in addition to data from the smartphone, eligibility and claims, social determinants of health, and, in some cases, medical records. This data is then analyzed, with each member’s permission, to recommend personalized resources, tools, information and programs that meet each person where they are in their healthcare journey. Through our platform, members can store and access all their health data in one place, navigate their benefits and access personal family and clinical advocates through our high-touch digital-first advocacy solution Sharecare+. We then provide the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation; well-being solutions, such as financial health and anxiety management; and care navigation tools, such as find-a-doctor, prescription savings, clinical decision support and medical records. Our product design philosophy uniquely positions us to drive meaningful engagement while also aggregating a critical mass of behavioral data, to which we apply AI to more accurately personalize recommendations to predict and influence positive outcomes for each individual. We drive AI-based insights to deliver personalized experiences and improved outcomes through extensive and proprietary 360° data on physical, mental, behavioral, financial and community health factors.
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
Key Capabilities of Our Flagship Platform
Digital Benefits Navigation. Within the Sharecare platform, benefits navigation provides a centralized location for medical, dental, vision and prescription benefits, medical authorizations, spending accounts and digital wallet.
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
Sharecare+ advocacy. Sharecare+ is a digital-first, precision advocacy solution that engages individuals and families in their holistic well-being journey. By providing direct, simplified access to all their benefits and expert high-touch support from professional advocates to easily navigate the full scope of their healthcare needs on their terms, members can more easily and effectively manage their health experience—whether that is a chronic condition, helping address mental health challenges, navigating complex benefits, finding the right doctor, understanding a claim, navigating to the right care, managing overall lifestyle risk, or just learning healthier habits. Seamlessly layered on top of our flagship digital engagement platform, Sharecare+ is designed to help health plans and self-insured employers increase efficiency, productivity, and quality, and reduce cost of care while making members and employees and their families happier, healthier, and more productive. Sharecare+ and our advocates help members find what they need, when they need it.
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
Get Active. Sharecare recently launched Get Active, a new program to help employers encourage exercise among their workforces in a fun, approachable, and accessible way, using the immersive power of virtual reality (VR). In a pilot with its customer Lennar Corporation, one of the nation’s leading homebuilders, Sharecare’s Get Active program for Meta Quest 2 yielded strong engagement and significant increases in average weekly exercise minutes compared to pre-program for both healthy and high-risk participants.
Community-Driven Care Solutions
At Sharecare, just as we are guided by our mission to help every person — no matter where they are in their health journey — live longer, better, we also are fiercely committed to ensuring the healthy choice is the easy choice across the places where people work, live, play and stay.
Blue Zones Project. Our Blue Zones Project is a community well-being improvement initiative in partnership with Adventist Health designed to change the way people experience the world around them by encouraging and promoting better lifestyle choices, such as commuting, eating and social habits. Because healthier environments naturally nudge people toward healthier choices, Blue Zones Project focuses on influencing the Life Radius®, the area close to home in which people spend 90% of their lives. Our 75 communities across 15 states have populations with greater well-being, improved health outcomes, reduced costs, and increased civic pride, all of which support healthy economic development.
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
CareLinx: Home Care and Nurse OnDemand
Powered by its network of over 500,000 background-checked, tech-enabled caregivers, CareLinx by Sharecare delivers intermittent on-demand personal care services in people’s homes, while leveraging mobile technology to facilitate rich data capture, population health analytics, and the enabling of real-time care coordination with remote clinical teams. CareLinx provides services across the continuum of care, including non-medical, companionship and housework, and personal and clinical care. In addition to supporting members with Activities of Daily Living (“ADL”) such as bathing, dressing, grooming, meal preparation, light housekeeping, and more, CareLinx’s professional caregivers also help to identify risks or needed resources in the home – from food insecurity to unhealthy living conditions. Through comprehensive and seamless data integration with health plans, CareLinx by Sharecare assists members in closing gaps in care while supporting chronic condition management, care coordination, and transitional care management to reduce readmissions and help members remain healthy at home longer.
CareLinx, through Nurse OnDemand, leverages our established nationwide network of tech-enabled nursing professionals for on-demand dispatch and medical staffing to better serve patients wherever they are, at-home or within healthcare facilities. Our nurses leverage technology that facilitates patient health data capture, population health analytics and the enabling of real time care coordination with remote clinical teams.

Sales and Marketing
We sell our solutions through our direct sales organization and through partner relationships. Our direct sales team is comprised of sales professionals organized into one of three channels: enterprise; provider; and life sciences. Within each of these categories, our direct sales team is organized principally by channel, geography, segments, and/or account size. Our enterprise and provider contracts range in length from one to five-year terms with most renewing automatically, and typically subject to cancellation by either party upon 90 days’ notice prior to the renewal date. These agreements contain standard commercial terms and conditions, including payment terms, billing frequency, and indemnification. The sales cycle for our solutions from initial contact with a potential client to client launch is difficult to predict and varies widely by client and segment, ranging from less than six months to well over a year.
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
Employees and Human Capital Management
As of December 31, 2022, we had 3,485 employees worldwide, including approximately 309 nurses, clinicians and health coaches, as well as contract and part-time employees who are working less than 40 hours a week. Of our total employees, 2,530 reside in the United States and 955 in other countries, such as Brazil, France, Germany, India, and the Philippines. None of our employees are unionized or members of collective bargaining arrangements, other than our employees in Brazil that are members of a collective bargaining agreement as required under Brazilian law. We believe our strong employee base, along with their commitment to our culture and uncompromising values, provides the foundation of our Company’s success.
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
As of December 31, 2022, our workforce was comprised of female — 71%, minority — 36%, disability — 4%, and veterans — 2%. Our Executive Team of 24 included eight females and four minorities as of December 31, 2022. Our Medical Advisory Board of 20 included eight females and two minorities as of December 31, 2022. With our diversity recruiting initiatives we expect that we will increase our workforce diversity, and advance inclusion and equity within all Sharecare divisions to create future opportunities for all colleagues.
Safety
The safety and well-being of our employees is always our top priority and a primary focus of our leaders. All policies and procedures related to safety are reviewed and acknowledged by colleagues annually.
Throughout the COVID-19 pandemic, we focused on protecting the health and safety of our team members while meeting the needs of our clients. Within weeks of the start of COVID-19 pandemic, we moved approximately 90% of our office-based team members to a work-from-home model with minimal impact to productivity. We immediately created, and have continuously evaluated and amended, protocols and guidelines to ensure the health and safety of our employees. We continue to provide flexibility to our team members to work from home and make decisions appropriate for their circumstances.
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

As a part of our total rewards offerings, we offer competitive benefits, evidenced-based programs and wellness tools to assist our employees in making the right choices every day, representing our commitment to employee health and wellness. We provide health, welfare and retirement benefits for our employees, including medical, health savings account (“HSA”) grants, dental, vision, life insurance, short- and long-term disability, paid time off, various voluntary insurance programs, tuition reimbursement, a robust employee assistance program (“EAP”), and a 401(k) retirement plan. Our offerings are designed to enhance employee productivity and loyalty by giving our team members the tools they need to live their healthiest, happiest, and most productive lives. As a leader in digital healthcare, we have also partnered with innovators to offer added tools that address specific aspects of personal and financial health.
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
For our mid-level leaders, we conduct a multi-day program that continues to support our key competencies such as team building, coaching with emotional intelligence, leading through transition and change, communicating appropriately, and managing difficult situations. To supplement our leader development programs we provide a quarterly newsletter developed in-house that is focused on current topics pertinent to our business.
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
As of December 31, 2022, we held 64 registered trademarks in the U.S. and also held 112 registered trademarks in foreign jurisdictions. In addition, as of December 31, 2022, we owned a number of copyrights and registered domain names for websites that we use in our business, such as www.sharecare.com.
As of December 31, 2022, we also owned a portfolio of (a) 12 issued patents and (b) 25 pending patent applications in the U.S. In foreign jurisdictions, we had four patent applications and no issued patents as of December 31, 2022. As noted below, we believe that the impact of our patent portfolio is relatively minimal (with the exception of the doc.ai patent applications discussed below), and that our current solutions and revenue are driven primarily by our brands (including our registered trademarks), along with our knowledge and trade secrets.
We have historically acquired a substantial portion of our intellectual property through acquisitions. Nearly all of our issued patents were acquired through our acquisition of the Population Health business of Healthways in 2016 and consist of patents for various automated medical diagnostic and treatment advice systems, disease management systems, panel diagnostic systems and an end-of-life predictive model. The patents acquired from Healthways expire between 2023 and 2030 and we do not believe any of them to be integral to the functionality of our existing solutions.

One pending patent application was acquired through our acquisition of MindSciences and relates to behavior change user interface response. Similar to the Healthways patents discussed above, we do not believe this patent application to be integral to the functionality of any of our existing solutions.
In connection with our acquisition of doc.ai, we further enhanced our intellectual property portfolio with the acquisition of a portfolio comprising of one issued patent, 25 patent applications (including applications in the U.S., China, and Japan) and three trademark registrations/applications in the U.S. doc.ai’s patent applications consist of applications with respect to software and AI in the healthcare field and expire between April 2037 and October 2040.
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
For example, we have entered into a license and/or collaboration agreement with respect to each of the digital therapeutic solutions provided through our suite of marketplace solutions that are integrated into our platform as discussed under “Our Platform — Digital Therapeutics Marketplace.” Although each marketplace solution that is integrated into our platform provides an opportunity for our members to meet their healthcare needs for a particular set of health issues, these marketplace solutions together accounted for less than 5% of our total revenue for the year ended December 31, 2022, and we do not believe any single marketplace solutions is critical to our platform. Moreover, we intend our suite of marketplace solutions to evolve over time as healthcare needs change. As a result, we expect to periodically pivot to additional or replacement marketplace solutions (or to develop our own solution alternatives) as existing marketplace solutions become obsolete or otherwise fail to meet the evolving needs of our members.
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
International Operations
We have international operations in Brazil and France that provide health and wellness services to corporate and health insurer clients. In Brazil, we have a 10 year joint venture agreement with SulAmerica (“SAS”), one of the largest insurance companies in the country, under which we provide services to SAS and other third-party clients. Services are delivered via our platform and local contact centers, including nursing and lifestyle management outreach for disease management, senior programs, coaching, and inbound nurse triage call lines. In France, we provide a tobacco cessation offering to a health insurer population. We may, in the future, expand our international operations as opportunities become available.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://investors.sharecare.com. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our fourth amended and restated certificate of incorporation (the “Charter”), amended and restated bylaws (the “bylaws”), governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The content of our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•our ability to maintain and expand our relationship with our clients and partners, including without limitation due to the saturation or consolidation in the healthcare industry;
•risks associated with a decrease in the number of users with access to our offerings;
•risks associated with the cyclical fluctuation of our results of operations;
•risk of economic uncertainty or downturns, particularly as it impacts the healthcare industry;
•the impact of public health emergencies, such as the COVID-19 pandemic and other catastrophic events;
•the failure of our platform and solutions to achieve market acceptance and our ability to develop, or incorporate through acquisition or partnership, new solutions or enhancements, new features and modifications to existing solutions;
•risk of the loss of any of our significant partners;
•our ability to recruit, retain, and develop our workforce, and in particular our key personnel and senior management team;
•our ability to establish and maintain strategic relationships with third parties;
•our ability to successfully identify, consummate and integrate acquisitions and investments;
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
The digital healthcare industry is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, and intense competition. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to our rapidly evolving industry and the substantial resources available to our existing and potential competitors. It is uncertain whether our marketplace will achieve and sustain high levels of demand and market adoption. In order to remain competitive, we are constantly evaluating the marketplace for ways to broaden and improve our client and member experience through product innovation, partnerships, and acquisitions.
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
We compete on the basis of price and may be subject to pricing pressures as a result of, among other things, competition within the industry, practices of managed care organizations, government action, and financial stress experienced by our customers. If our pricing experiences significant downward pressure, our business will be less profitable, and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, or if we have to renegotiate existing contracts to less favorable terms, our business will be harmed.
We derive a material portion of our revenue from our largest clients. The loss, termination, or renegotiation of any contract with such clients could negatively impact our results.
Historically, we have relied on a limited number of our largest clients for a material portion of our total revenue and accounts receivable. One client accounted for 16%, 11%, and 9% of our revenue for the years ended December 31, 2020, 2021, and 2022, respectively. For the years ended December 31, 2020, 2021, and 2022, our top 10 clients accounted for 44%, 40%, and 40% of our revenue, respectively. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients regarding the solutions we provide and the terms of our client agreements, including our fees. As our clients’ businesses respond to market dynamics and financial pressures, and as our clients make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, we expect that certain of our clients will, from time to time, seek to restructure their agreements with us. In the ordinary course of our business, we renegotiate the terms of our agreements with our clients in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original client contracts and consequently could negatively impact our revenue, business, and prospects.
Because we rely on a limited number of our largest clients for a material portion of our revenue, we depend on the creditworthiness of these clients. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, affect our bad debt reserves and negatively impact our net income. For example, in 2022, we restructured our agreement with respect to our business in Brazil and may engage in further restructurings in the future that could result in reductions of fees or scope of services.
Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices for our products and services.
As the healthcare information systems market continues to evolve, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. Our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems, or, if we were forced to reduce our prices, could adversely affect our business, results of operations and financial condition.
Our sales cycles can be long and complicated and require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and related revenue recognition is difficult to predict because of the length of our sales cycle, particularly with respect to our enterprise clients which include a range of clients from large employers and health systems to government agencies and health plans. The sales cycle for our solutions from initial contact with a potential client to enrollment launch varies widely, ranging from less than six months to well over a year. Our sales efforts involve educating our clients about the ease of use, technical capabilities, and potential benefits of our platform. Some of our enterprise clients undertake a significant and lengthy evaluation process, including to determine whether our platform meets their specific healthcare needs, which frequently involves evaluation of not only our platform but also an evaluation of other available services and solutions. Once an enterprise client enters into an agreement with us, we typically explain the benefits of our solutions again to eligible employees to encourage them to sign up as members. During this process, we expend significant resources on sales and marketing activities, which may negatively impact our operating margins, particularly if no sales occur. There are a number of factors that contribute to the timing of client purchases and the variability of our revenue recognition, including budgetary constraints, funding authorization, and changes in client personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Our sales process may also be extended as a result of travel restrictions and business interruptions caused by public health emergencies, such as the COVID-19 pandemic. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to grow our direct sales force, expand into new territories, and market additional solutions. Moreover, we may in the future enter into agreements under which we will not receive any payments or recognize any revenue until we complete a lengthy implementation cycle. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our margins could be adversely affected, our revenue could be lower than expected and our business, financial condition and results of operations may be adversely affected.
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
In recent years, global markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This uncertainty has been exacerbated in particular by public health emergencies such as the COVID-19 pandemic, inflation, supply chain disruptions, rising interest rates, financial institution disruptions, and geopolitical tensions such as the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities and could cause our clients to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. Our clients’ ability to make timely payments to us may also be impacted by their own customers’ financial condition or ability to gain timely access to credit causing payments to our clients to be delayed. If our clients are not able to make timely payments to us, we may be required to increase our allowance for doubtful accounts and our business, financial condition, and results of operations could be materially negatively impacted.
Additionally, events involving limited liquidity or defaults in the financial services industry, or concerns or rumors about events of this kind, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. While Sharecare was not directly impacted by this event, other banks and financial institutions may enter receivership or become insolvent in the future, which would impair and/or threaten our ability to access our cash and cash equivalents and could have a material adverse effect on our business and financial condition. Furthermore, we have enterprise clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our enterprise clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our clients.
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
Our business, financial condition, and results of operations may be adversely affected by pandemics or epidemics such as COVID-19 or other adverse public health developments.
The COVID-19 pandemic caused many governments to implement quarantines and significant restrictions on travel, or to advise that people remain at home where possible and avoid crowds. Healthcare providers around the world, including certain of our partners and clients, faced substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages, and overburdening of staff and resource capacity. In the United States, governmental authorities also recommended, and in certain cases required, that elective, specialty, and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19.
The resurgence of COVID-19 or other public health emergencies along with the related measures to contain the spread of such viruses, could cause disruptions and severely impact our business, including, but not limited to: increasing the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements; reducing the demand of the solutions offered on our platform due to restrictions on elective procedures and access to hospitals and other healthcare facilities; causing one or more of our clients or partners to file for bankruptcy protection or shut down; negatively impacting our ability to provide our solutions to clients and members; and harming our business, financial condition, and results of operations. Conversely, certain of our platforms, for example our health security solutions, may experience an uptick in demand as a result of an outbreak or pandemic that causes increases in revenue that are not sustained as government restrictions and mandates designed to contain the spread of such viruses subside.
Furthermore, we cannot predict with any certainty whether and to what degree the disruption caused by any pandemic and reactions thereto will impact us, our customers and our industry, and in turn, we may face difficulty accurately predicting our internal financial forecasts.
Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, terrorism, and public health emergencies.
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, a public health emergency, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail, or be negatively impacted as a result of a disaster or catastrophic event, our ability to deliver our platform and solutions to our clients and members would be impaired or we could lose critical data. If we are unable to develop and execute adequate plans to ensure that our business functions continue to operate during and after a disaster or catastrophic event, our business, financial condition, and results of operations would be harmed.
We have implemented a disaster recovery program that allows us to move platform traffic to a backup data center in the event of a catastrophe. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business, financial condition, and results of operations may be harmed.
We depend on our talent and corporate culture to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, including our senior management, Sharecare+ advocates, clinical and various product and technology roles, our business could be adversely affected, and we may not be able to grow effectively.
Our success depends in large part on our ability to attract and retain high-quality employees in sales, services, advocacy, caregiving, engineering, marketing, operations, finance, and support functions. Competition for qualified employees is intense in our industry and has increased across most industries over the last year, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. If we face labor shortages or increased labor costs because of increased competition for employees or independent contractors, as well as other employee benefits costs, our operating expenses could increase, and our profitability and growth could be negatively impacted. To attract and retain key personnel, we use various measures, including an equity incentive program for key employees. However, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. In addition, employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value. Conversely, to the extent employees receive significant proceeds from sales of vested equity awards in the public markets, their motivation to continue to work for us may be reduced.
Our future success depends in part on our ability to identify, attract, integrate, and retain empathetic and knowledgeable advocates and caregivers, as well as highly qualified and motivated product developers and engineers, who embody our mission-driven culture. We seek to employ advocates and caregivers who demonstrate empathy and problem-solving skills and hire from diverse professional backgrounds, including social work, teaching, customer care, and benefits. We have from time to time in the past experienced, and may in the future experience, difficulty in hiring and retaining employees with appropriate qualifications. Qualified individuals in the regions where we have offices are in high demand, and we may incur significant costs to attract them. In addition, with a current shortage of certain qualified caregivers in many areas of the United States, competition for sourcing of these professionals remains intense. We compete for qualified individuals with numerous other companies, many of whom have greater financial and other resources than we do. In addition, in the future, we may experiment with different staffing and scheduling models to help attract and retain qualified personnel, including hiring individuals that work remotely, incorporating more flexible work schedules, or deploying a temporary workforce. If we fail to effectively manage our hiring needs or successfully integrate new hires, our employee morale and retention could suffer. Any of these events could also adversely affect our customer and member satisfaction and harm our business.
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients, partners, and sponsors, and to our ability to attract new clients, partners, and sponsors. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our business, financial condition, and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients, partners, or sponsors, could harm our reputation and brand and make it substantially more difficult for us to attract new client, partners, and sponsors. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow or our current revenue may decline and we could lose our relationships with our existing clients, partners, and sponsors, including, in particular, our enterprise clients, which would harm our business, financial condition, and results of operations.
We use offshore third-party partners located in India, the Philippines and other countries, that subject us to regulatory, economic, social and political uncertainties and to laws applicable to U.S. companies operating overseas and other risks of global operations.
We are subject to several risks associated with using third-party service providers in India, the Philippines and other countries. Our technological, financial and customer service performance may be adversely affected by general economic conditions and economic and fiscal policy in the countries where our workforce may operate, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting such countries in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. In addition, we may encounter negative publicity or other response to the use of offshore resources in lieu of performing work domestically.
Risks Related to Future Growth
Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely affect our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.
We have made a number of acquisitions, and expect to continue making acquisitions to add employees, complementary companies, solutions, technologies, or revenue. These transactions could be material to our business, financial condition, and results of operations. We also expect to continue to evaluate and enter into discussions regarding a number of potential partnerships and other transactions with third parties. The identification of suitable acquisition candidates can be difficult, time-

consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:
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
Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to the creation of, and ownership and rights in, intellectual property, existence of open source, and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.
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
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solutions and could necessitate changes or modifications to our solutions to accommodate such changes. For example, consumers of our home health solutions implemented as a result of the CareLinx acquisition often depend on reimbursement from third-party payors, including insurance companies and Medicare. If applicable laws and regulations were to change, or if insurance companies were to reduce or eliminate reimbursement for certain home health solutions, demand for these solutions could be adversely impacted.
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
In the ordinary course of our business, we collect, store, use, and disclose sensitive data, including protected health information (“PHI”) and other types of personal data or personally identifiable information (“PII”). We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our partners, clients, and members. Our user information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of on-site systems, managed data center systems, and cloud-based computing center systems.
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
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers (both domestic and abroad). These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers, including in India; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations.
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
Changes in the health insurance market, ERISA laws, state insurance laws, or other laws could harm our business.
The market for private health insurance in the United States is evolving and, as our customers include health plans/ employers that deploy our offerings to members/employees and their families, our future financial performance will depend in part on the growth in this market. Changes and developments in the health insurance system in the United States could reduce demand for our existing and future offerings and harm our business. In addition, changes in laws or regulations regarding the Employee Retirement Income Security Act of 1974 (ERISA), changes in state insurance laws, or other changes in laws could materially impact the self-insured employer healthcare and benefits markets, or the markets in which our other existing or potential customers procure and provide benefits.
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
There is also uncertainty regarding whether, when, and what other health or data privacy reform initiatives will be adopted and the impact of such efforts on our business, as well as on the businesses of our partners and clients. The implications of such proposals may be unexpected, and such measures, if implemented, could alter the landscape of our industry in ways that adversely affect our business. In particular, our medical records release of information business is subject to changes in federal and state law regarding patients’ and their representatives’ access to medical records.
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
Portions of our business are reliant on attracting independent contractors to provide their services, particularly for our home care and nurse on demand platforms. In August 2021, we consummated the acquisition of CareLinx, a nationwide home care platform able to deliver intermittent, on-demand personal care services. Our CareLinx network engages care providers as independent contractors in the United States to offer their home care services through our platform. We also provide a nurse on demand offering that allows nurses on our platform with the ability to source opportunities for shifts and provide their services as independent contractors to health care providers. We recently settled class action litigation in California regarding the classification of certain nurses on our platform as independent contractors. While we believe our independent contractors are correctly classified because, among other things, they can choose whether, when, and where to provide services on our platform, and are free to provide services on our competitors’ platforms, we may not be successful in defending, settling or resolving pending and future lawsuits relating to the classification of independent contractors. If we are unsuccessful in defending these claims, or if we elect to change our approach to caregiver and/or nurse classification for any reason, we could incur additional expenses for compensating these workers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. As part of the CareLinx acquisition, the sellers provided us with an indemnity with respect to any losses resulting from a misclassification of these workers. If the CareLinx sellers were to fail to indemnify us for all or part of any losses we were to incur, we would be responsible for the monetary damages, which could adversely affect our business and financial condition. We do not believe that a probable loss will be incurred, nor do we anticipate a material adverse effect on our business, financial condition or results of operations, stemming from the classification of CareLinx workers as independent contractors.
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
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are generally considered a business associate under HIPAA but in limited circumstances will also act as a covered entity. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. As an example of the evolving HIPAA landscape, in December 2022 the U.S. Department of Health and Human Services issued guidance indicating certain data collected on authenticated websites and apps — and even some public-facing, unauthenticated websites — offered by HIPAA-regulated entities may be deemed PHI, and warning against the use of common third-party tracking technologies such as pixels and cookies on such sites; as noted, Sharecare often operates as a HIPAA-regulated entity that offers various websites and apps that may use tracking technologies such as pixels and cookies.
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
In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our clients. Currently, penalties for violations of HIPAA and its implementing regulations start at $127 per violation and are not to exceed $1.91 million in a calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of PHI and other types of PII. For example, for the limited products of ours which are offered in Europe, we have obligations under GDPR and related European Union (the “EU”) privacy laws and regulations related to the use, transfer, and protection of employee-related data. These laws and regulations in many cases may be more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations may also require additional compliance obligations relating to the transfer of data between Sharecare and its subsidiaries. There is a risk that regulatory authorities may determine that we have not implemented our compliance obligations in a timely or appropriate manner. Penalties for noncompliance under GDPR and related EU privacy laws may include significant monetary fines, up to a maximum of €20 million, or four percent of worldwide turnover. In addition, as we pursue business opportunities internationally, newly adopted and emerging regulations in foreign jurisdictions may require different infrastructure development and security measures that are not accounted for today. These laws and regulations are often uncertain, unclear, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.
Such new regulations and legislative actions (or changes in interpretation of existing laws or regulations regarding data privacy and security together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations, and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 (the “CCPA”) which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine how broadly or narrowly regulators will interpret and enforce such new laws, regulations, and standards and the corresponding impact it may have on our business. Although we are modifying our data collection, use and processing practices and policies in an effort to comply with the law, there is a risk that the California Attorney General does not find our practices or policies to be compliant with the CCPA, which would potentially subject us to civil penalties or an inability to use information collected from California consumers. In addition, such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising due to the expansive definition of personal information under CCPA), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information (which may not fall under the CCPA HIPAA exemption), and allow for a new cause of action for data breaches. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the CCPA has already been substantially amended by the California Privacy Rights Act of 2020, which came into effect in January 1, 2023. Given that requirements may be inconsistent and evolving, our response to these requirements may not meet the expectations of our customers and/or users, which could thereby reduce the demand for our services. Of note, the decision of the U.S. Supreme

Court in Dobbs v. Jackson Women’s Health Organization has caused increased public scrutiny of data privacy practices with respect to women’s health information, with what some believe is an increased threat of law enforcement requests for such information. While we have not received any law enforcement requests for such information and believe our privacy, security, and compliance practices adequately protect such information, there is inherent legal and reputational risk in the fact that we collect and maintain certain women’s health information. Additionally, some clients may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective clients or other business relationships. Finally, as a result of the Dobbs v. Jackson Women’s Health Organization decision, states or the federal government may pass additional privacy laws that regulate the collection, use and disclosure of women’s health information, and we may incur additional costs to ensure that our privacy, security, and compliance practices comply with applicable and evolving legal requirements
This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been subject to, and may be vulnerable in the future to, attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties or by us to third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.
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
Our business depends, in part, on data provided to us by, among other sources, health plans, benefits administrators, data warehouses, electronic data interchange transaction data providers, and our trusted suppliers. Any errors or defects in any third-party data or other technology could result in errors in our existing and future solutions that could harm our business and damage our reputation and cause losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems. In addition, certain of our solutions depend on maintaining our data and analytics technology platform, which is populated with data provided by third parties. While our existing agreements with these data providers have multiple-year terms, these agreements could be terminated and/or these providers could become our competitors in the future. Any loss of the right to use of data provided by any health plan providers, benefits administrators, or other entities that provide us data, could result in delays in producing or delivering our solutions until equivalent data, other technology, or intellectual property is identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with technology, data, or intellectual property available from other parties or to develop these components ourselves, which would result in increased costs. Furthermore, we might be forced to limit the features available in our existing or future solutions. If we fail to maintain or renegotiate any of these technology or intellectual property licenses, we could face significant delays and diversion of resources in attempting to develop similar or replacement solutions or to license and integrate a functional equivalent of the technology or intellectual property. The occurrence of any of these events may harm our business.
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
We are in a cumulative loss position, and we have incurred net losses attributable to Sharecare of $60.0 million, $85.0 million, and $118.7 million, for the years ended December 31, 2020, 2021, and 2022, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, developing new solutions, and otherwise incorporating new solutions into our platform through acquisition or partnership. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Historically, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Despite having achieved Adjusted EBITDA profitability in 2017, we may be unable to achieve positive cash flow from operations or profitability in any given period. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $371.8 million and $325.4 million, respectively, which may be available to offset future taxable income. The state and pre-2018 federal net operating loss carryforwards will start to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the net deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the researched tax credits during the years ended December 31, 2022, 2021, and 2020.

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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions, or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. In order to achieve these objectives, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. Future indebtedness may also utilize the London Interbank Offered Rate (“LIBOR”) and may be adversely affected by changes in the method of determining or the replacement of LIBOR with an alternative reference rate for variable rate loans, derivative contracts and other financial assets and liabilities. Various financial instruments indexed to LIBOR could experience different outcomes based on their contractual terms, ability to amend those terms, market or product type, legal or regulatory jurisdiction, and other factors. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we timely file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations, although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
If we fail to satisfy the continued listing requirements of Nasdaq, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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
We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our common stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2025 (the last day of the fiscal year following the fifth anniversary of becoming a public company).
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Specifically, the Company did not design and maintain effective controls related to the review of a unique contract for a new product offering to a new customer. This deficiency resulted in a pre-filing adjustment related to the timing of revenue for that contract in the Company’s consolidated financial statements for the year ended December 31, 2021, and could have resulted in a material misstatement of the annual or interim consolidated financial statements not being prevented or detected. Accordingly, the Company’s management determined that this control deficiency constituted a material weakness and implemented a remediation plan. As a result of the remediation activities and controls in place as of December 31, 2022, we have remediated this material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error. In addition, prior to the Business Combination, FCAC identified a material weakness in its internal controls over financial reporting relating to the accounting for a significant and unusual transaction related to the warrants it issued in connection with its initial public offering September 2020, which we believe has been remediated.
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
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include, but are not limited to: our ability to attract new clients and partners, retain existing clients and partners and maximize engagement and enrollment with existing and future clients; changes in our sales and implementation cycles, especially in the case of our large clients; new solution introductions and expansions, or challenges with such introductions; changes in our pricing or fee policies or those of our competitors; the timing and success of new solution introductions by us or our competitors or announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets; any other change in the competitive landscape of our industry, including consolidation among our competitors; increases in operating expenses that we may incur to grow and expand our operations and to remain competitive; our ability to successfully expand our business, whether domestically or internationally; breaches of security or privacy; changes in stock-based compensation expenses; the amount and timing of operating costs and capital expenditures related to the expansion of our business; adverse litigation judgments, settlements, or other litigation-related costs; changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees; the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation; changes in our effective tax rate; our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products; changes in accounting standards, policies, guidance, interpretations, or principles; instability in the financial markets; general economic conditions, both domestic and international; volatility in the global financial markets; political, economic, and social instability, including terrorist activities and public health emergencies (such as the COVID-19 pandemic), and any disruption these events may cause to the global economy; and changes in business or macroeconomic conditions. The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly.
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
As of December 31, 2022, we had (i) public warrants and private placement warrants outstanding to purchase up to an aggregate of 17,433,334 shares of common stock, (ii) warrants to purchase up to 1,038,678 shares of common stock that were issued in connection with Legacy Sharecare warrant agreements with customers and (iii) 5,000,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), that are currently convertible into 5,000,000 shares of common stock. We may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements (including under the Sharecare, Inc. 2021 Omnibus Incentive Plan) or as a result of financing transactions. For example, we have entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones. As of December 31, 2022, these agreements provide for the issuance of up to 6,173,886 shares of common stock (which amount includes Earnout Shares (as defined herein)) and 9,008,594 warrants to purchase shares of common stock. With respect to these arrangements, there were 167,107 warrants earned but not issued as of December 31, 2022.

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
The exercise price for the vast majority of our outstanding warrants is $11.50 per share of common stock. There can be no assurance that our warrants will be in the money prior to their expiration, and therefore may expire worthless.
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
•the right of the Sharecare Board to elect a director to fill a vacancy created by the expansion of the Sharecare Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the Sharecare Board;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We are party to an office lease agreement effective through 2028 for approximately 16,304 square feet of office space that houses our corporate headquarters in Atlanta, Georgia. We also lease additional office space around the world, including Tennessee, California, New York, and Germany. We believe our facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
The section entitled “Legal Matters” in Note 13 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for our Securities
Sharecare’s common stock and public warrants are currently listed on Nasdaq under the symbols “SHCR” and “SHCRW,” respectively. The closing price of Sharecare’s common stock and public warrants on March 24, 2023 was $2.20 and $0.24, respectively.
Holders of our Securities
As of March 24, 2023, there were approximately 193 holders of record of our common stock, one holder of record of our Series A Preferred Stock and approximately 35 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for our Series A Preferred Stock.
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
Issuer Purchases of Equity Securities
On May 11, 2022, the Sharecare Board authorized a $50 million share repurchase program. Repurchases under the program may be made in the Company’s discretion from time to time in the open market prior to December 31, 2022, in privately negotiated transactions, or otherwise, in accordance with all securities laws and regulations, with the amount and timing of repurchases depending on market conditions and corporate needs. During the three months ended December 31, 2022, we purchased 150,602 shares of our common stock at a per-share purchase price of $1.66.
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
ITEM 6. RESERVED
None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us,” and “our”) should be read together with the Company’s consolidated financial statements as of and for the years ended December 31, 2022, 2021, and 2020, in each case together with the accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Sharecare. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions, and expectations reflected in or suggested by these forward-

looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “possible,” “continue,” “might,” “potential” or “intends” or similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements regarding our expectations as to:
•our ability to realize the benefits expected from the Business Combination;
•our business, operations and financial performance, including:
•expectations with respect to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•future business plans and growth opportunities, including revenue opportunities available from new or existing clients and expectations regarding the enhancement of platform capabilities and addition of new solution offerings;
•developments and projections relating to our competitors and the digital healthcare industry;
•the impact of rising inflation, increasing interest rates, public health emergencies such as the COVID-19 pandemic, and other macroeconomic factors on our business and the actions we may take in response thereto;
•our expectations regarding anticipated and future partnerships or other relationships with third parties and future acquisitions, as well as potential strategic reviews we may conduct;
•our future capital requirements and sources and uses of cash, including potential share repurchases and our ability to obtain additional capital in the future and fully access our Revolving Facility; and
•our ability to recognize performance-based revenue;
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
Overview
We are a leading digital healthcare platform company that helps members consolidate and manage various components of their health in one place, regardless of where they are on their health journey. Our health and well-being interoperable ecosystem unifies the elements of individual and community health so everyone can live better, longer across the dynamic continuum of their healthcare needs. We are driven by our philosophy that we are “All Together Better” as well as our goal to turn individual progress into community transformation. Given a unique blend of expertise across technology, media, and healthcare, we have, through a number of strategic acquisitions and integration of key technologies and capabilities over the last ten years, built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.

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
We derive revenue from multiple stakeholders and while we are focused on the individual’s unique experience, our platform is purpose-built to seamlessly connect stakeholders to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. As we expand our offerings and look to further develop our technologies, we continue to consider the distinct needs of each client channel as well as opportunities to better connect and cross-sell while we grow and integrate our solutions into one seamless platform.
Our operations are mostly domestic to the United States, but we do derive some revenue from international operations, mostly from Brazil. The revenue for 2022 from international operations was $14.6 million, or approximately 3% of total revenues.
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
Given the volatility of the circumstances surrounding the pandemic, Sharecare has evaluated potential risks to its business plan. Further economic slowdown could delay Sharecare’s sales objectives for new business for its digital product. In addition, Sharecare may be impacted by currency fluctuations with the biggest impact thus far being to the Brazilian Real.
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
•facilitating intervention with Sharecare+, our high-touch, digital-first advocacy driving high quality experience, care, and value support;
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee), which we believe represents a $1 billion revenue opportunity within our currently contracted clients; and
•expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 8,500 additional healthcare sites.
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
•Globalization Efforts and Cost Savings. We have begun certain globalization efforts across our Provider and Enterprise channels that will be rolled out throughout 2023. Through these globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. We expect some of these cost savings to be realized during 2023, beginning in the first quarter of 2023 and increasing as we progress throughout the year.
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
Costs of Revenue
Costs of revenue primarily consist of costs incurred in connection with delivering our various revenue generating activities, including personnel related expenses. Costs are primarily driven by volumes related to requests, engagement, and incentive fulfillment. The major components that make up our cost of revenue are personnel costs to support program delivery as well as customer service along with share-based compensation for employees engaged in delivering products and services to customers, data management fees related to file processing, and variable fees to deliver specific services that may require third party vendors, direct marketing, fulfillment, transaction fees, or other costs that can be reduced to offset a decline in revenue. Because our growth strategy includes substantial opportunity to scale low-personnel cost products, we would anticipate future revenue to grow at a faster rate than cost of revenue as those low-personnel cost products mature. Costs of revenue do not include depreciation or amortization, which are accounted for separately.
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
Results of Operations
Comparison of the Years Ended December 31, 2022, 2021 and 2020
The following table presents our Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020, and the dollar and percentage change between the three years:

	Year Ended December 31,			2021 to 2022	2020 to 2021
(in thousands)	2022	2021	2020	% Change	% Change
Revenue	$442,415	$412,815	$328,805	7%	26%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	238,293	203,218	160,911	17%	26%
Sales and marketing	55,870	51,407	33,335	9%	54%
Product and technology	70,527	74,438	44,078	(5)%	69%
General and administrative	171,811	136,594	83,238	26%	64%
Depreciation and amortization	45,256	32,601	24,684	39%	32%
Total costs and operating expenses	581,757	498,258	346,246	17%	44%
Loss from operations	(139,342)	(85,443)	(17,441)	63%	390%
Other income (expense)
Interest income	1,867	96	71	1845%	35%
Interest expense	(2,431)	(27,662)	(31,037)	(91)%	(11)%
Loss on extinguishment of debt	—	(1,148)	—	100%	—%
Other income (expense)	20,215	27,007	(9,709)	(25)%	(378)%
Total other income (expense)	19,651	(1,707)	(40,675)	(1251)%	(96)%
Net loss before taxes and loss from equity method investment	(119,691)	(87,150)	(58,116)	37%	50%
Income tax benefit	206	2,021	1,557	(90)%	30%
Loss from equity method investment	—	—	(3,902)	n.m.	n.m.
Net loss	$(119,485)	$(85,129)	$(60,461)	40%	41%
Net loss attributable to noncontrolling interest in subsidiaries	(778)	(129)	(443)	503%	(71)%
Net loss attributable to Sharecare, Inc.	$(118,707)	$(85,000)	$(60,018)	40%	42%
____________
n.m. — Percentage change not meaningful
Comparison of the Years Ended December 31, 2022 and 2021
Revenue
Revenue increased $29.6 million, or 7%, from $412.8 million for the year ended December 31, 2021 to $442.4 million for the year ended December 31, 2022. Revenue growth of $69.1 million was driven by contributions from new product lines, including advocacy, and newly acquired products, such as home health, as well as organic growth in existing lines. Offsetting this growth was a negative impact of $39.5 million attributable to suspension of services related to health security and medical home care.
The channel revenue changed as follows: enterprise channel increased by $15.2 million (from $243.4 million for 2021 to $258.6 million for 2022), the provider channel increased by $13.3 million (from $90.9 million for 2021 to $104.2 million for 2022) and the life sciences channel increased by $1.1 million (from $78.5 million for 2021 to $79.6 million for 2022). Increases in the enterprise channel were attributable to a combination of new product and client gains in the digital, advocacy and home health areas, partially offset by the aforementioned impact of suspended service lines. The provider channel increase was attributable to increased volumes and new customers within our existing product lines, mostly in the medical record audit business. The life sciences channel increase was attributable to both the consumer and behavioral health services divisions.

Costs and Expenses
Costs of Revenue
Costs of revenue increased $35.1 million, or 17%, from $203.2 million for the year ended December 31, 2021 to $238.3 million for the year ended December 31, 2022. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, with increases in home health care, advocacy and medical record audits, offset by the suspension of services in health security.
Sales and Marketing
Sales and marketing expense increased $4.5 million, or 9%, from $51.4 million for the year ended December 31, 2021 to $55.9 million for the year ended December 31, 2022. The increase was primarily related to a $3.1 million increase in staffing and related personnel expense, $2.2 million of additional marketing sponsorships and advertising costs, and $1.9 million in additional non-cash share-based compensation expense. The increases were offset by a $2.9 million reduction in spend related to engagement marketing and sales consulting in 2021.
Product and Technology
Product and technology expenses decreased $3.9 million, or 5%, from $74.4 million for the year ended December 31, 2021 to $70.5 million for the year ended December 31, 2022. The decrease was related to an $8.8 million reduction in share-based compensation and a reduction of $1.2 million from the optimization of staff and contract services. Offsetting the decrease was $2.1 million in increased platform and software fees to support deployment of new technologies and new revenue streams, along with $4.0 million in severance and reorganization expense tied to the optimization of staff and contractors.
General and Administrative
General and administrative expense increased $35.2 million, or 26%, from $136.6 million for the year ended December 31, 2021 to $171.8 million for the year ended December 31, 2022. Non-cash, share-based compensation expense accounted for $29.4 million of the increase. Staffing costs and related personnel expenses increased $5.5 million, tied to prior year acquisitions, growth and compliance needs. Insurance, tax and administrative expenses increased $3.9 million with the majority of the increase tied to business insurance required as a public company. Professional fees increased $2.0 million, primarily related to the delivery and ramp of new product lines. Offsetting these increases was $2.1 million of reduced facility footprint and $3.5 million of non-recurring, reorganization and non-operational expense reduction.
Depreciation and Amortization
Depreciation and amortization increased $12.7 million, or 39%, from $32.6 million for the year ended December 31, 2021 to $45.3 million for the year ended December 31, 2022. The increase was related to our continued investment in product enhancements and new products, as well as amortization incurred on recently acquired intangible assets.
Interest Expense
Interest expense decreased $25.3 million, or 91%, from $27.7 million for the year ended December 31, 2021 to $2.4 million for the year ended December 31, 2022. The decrease is attributable to the retirement of debt in 2021 in connection with the consummation of the Business Combination.
Other Income (Expense)
Other income decreased $6.8 million, or 25%, from $27.0 million of income for the year ended December 31, 2021 to $20.2 million of income for the year ended December 31, 2022. This decrease was mostly related to non-cash, mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) loss on extinguishment of debt, (vi) other (income) expense (non-operating), (vii) loss from equity method investments, (viii) share-based compensation, (ix) warrants issued with revenue contracts, (x) amortization of non-cash payment for research and development, (xi) net costs associated with exiting contracts, (xii) non-operating, non-recurring costs, (xiii) reorganizational and severance costs, and (xiv) acquisition-related costs. We do not view the items excluded as representative of our ongoing operations.
Certain prior period adjusted EBITDA add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the expenses year-over-year. These reclassifications had no effect on the previously reported adjusted EBITDA totals.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(119,485)	$(85,129)	$(60,461)
Add:
Depreciation and amortization	45,256	32,601	24,684
Interest income	(1,867)	(96)	(71)
Interest expense	2,431	27,662	31,037
Income tax benefit	(206)	(2,021)	(1,557)
Loss on extinguishment of debt	—	1,148	—
Other (income) expense	(20,215)	(27,007)	9,709
Loss from equity method investments	—	—	3,902
Share-based compensation	69,628	46,780	19,160
Warrants issued with revenue contracts(a)	62	79	1,188
Amortization of non-cash payment for research and development	2,460	1,235	—
Net costs associated with exiting contracts(b)	3,839	—	—
Non-operating, non-recurring costs(c)	14,360	10,592	2,081
Reorganizational and severance costs(d)	13,681	1,504	2,553
Acquisition-related costs	5,832	19,680	106
Adjusted EBITDA(e)	$15,776	$27,028	$32,331
____________
(a)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(b)For the year ended December 31, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(c)For 2022, primarily represents costs related to the settlement of legal obligations, new business opportunities, and lease termination. For 2021 and 2020, primarily represents costs related to the settlement of legal obligations.
(d)For 2022, primarily represents costs related to globalizing a portion of the workforce and severance. For 2021 and 2020, primarily represents costs related to severance.
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
We calculate adjusted net income (loss) as net income (loss) attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) loss from equity method investments, (v) share-based compensation, (vi) warrants issued with revenue contracts, (vii) amortization of non-cash payment for research and development, (viii) net costs associated with exiting contracts, (ix) non-operating, non-recurring costs, (x) reorganizational and severance costs, and (xi) acquisition related costs. We do not view the items excluded as representative of our ongoing operations.
Certain prior period adjusted net income (loss) add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the expenses year-over-year. These reclassifications had no effect on the previously reported adjusted net income (loss) totals.
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

The following table presents a reconciliation of adjusted net loss and adjusted EPS from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2022, 2021 and 2020 (in thousands, except share numbers and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Sharecare, Inc.	$(118,707)	$(85,000)	$(60,822)
Add:
Amortization of acquired intangibles(a)	6,526	5,321	3,851
Amortization of deferred financing fees	280	15,537	6,801
Change in fair value of warrant liability and contingent consideration	(18,492)	(26,123)	9,647
Loss from equity method investments	—	—	3,902
Share-based compensation	69,628	46,780	19,160
Warrants issued with revenue contracts(b)	62	79	1,188
Amortization of non-cash payment for research and development	2,460	1,235	—
Net costs associated with exiting contracts(c)	3,839	—	—
Non-operating, non-recurring costs(d)	14,360	10,592	2,081
Reorganizational and severance costs(e)	13,681	1,504	2,553
Acquisition-related costs	5,832	19,680	106
Adjusted net loss(f)	$(20,531)	$(10,395)	$(11,533)

Weighted-average common shares outstanding, basic and diluted	348,103,491	281,026,365	215,094,037

Loss per share	$(0.34)	$(0.30)	$(0.28)
Adjusted loss per share	$(0.06)	$(0.04)	$(0.05)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Represents the non-cash value of warrants issued to clients for meeting specific revenue thresholds.
(c)For the year ended December 31, 2022, previously undisclosed first quarter net costs were included for comparability purposes and to display trends associated with exiting contracts during the period.
(d)For 2022, primarily represents costs related to the settlement of legal obligations, new business opportunities, and lease termination. For 2021 and 2020, primarily represents costs related to the settlement of legal obligations.
(e)For 2022, primarily represents costs related to globalizing a portion of the workforce and severance. For 2021 and 2020, primarily represents costs related to severance.
(f)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
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
We had $182.5 million in cash and cash equivalents as of December 31, 2022. Our principal commitments as of December 31, 2022, consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of December 31, 2022, there was $51.1 million available for borrowing under the Revolving Facility. See Note 8 and Note 13 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe our cash on hand, which includes the cash we obtained as a result of the Business Combination, will be sufficient to meet our operating cash flow, working capital, and capital expenditure requirements in the short-term, i.e., the 12 months from the date of this Annual Report on Form 10-K. Our long-term liquidity needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals, and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to Sharecare’s audited consolidated financial statements and the “Risk Factors — Risks Related to Financing and Tax — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” included elsewhere in this Annual Report on Form 10-K
The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash (used in)/provided by operating activities	$(49,657)	$(54,103)	$14,761
Net cash used in investing activities	$(44,354)	$(112,387)	$(19,171)
Net cash provided by financing activities	$5,511	$415,220	$3,770
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $49.7 million. Cash used during this period included the $119.5 million net loss for the year ended December 31, 2022, offset by non-cash items of $103.2 million which were attributable to depreciation and amortization expense, amortization of contract liabilities, lease right-of-use asset expense, change in fair value of warrant liability and contingent consideration, and share-based compensation. In addition, changes in operating assets and liabilities of $33.4 million resulted in net cash used, attributable to accounts receivable and other receivables, prepaid expense and other assets, accounts payable and accrued expenses, and deferred revenue.
Net cash used in operating activities for the year ended December 31, 2021 was $54.1 million. Cash used during this period included the $85.1 million net loss for the year ended December 31, 2021, offset by non-cash items of $58.5 million which were attributable to depreciation and amortization expense, write-off of deferred financing fees and debt discount, amortization of contract liabilities, change in fair value of warrant liability and contingent consideration, share-based compensation, and payment of PIK interest. In addition, changes in operating assets and liabilities of $27.4 million resulted in net cash used, attributable to increases in accounts receivable and other receivables, prepaid expense and other assets. Accounts receivable increased primarily due to increased revenue. Prepaid expense and other assets increased primarily due to non-cash payment for upfront research and development costs related to the issuance of shares of Legacy Sharecare Series D Preferred Stock (see Note 10 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Net cash provided by operating activities for the year ended December 31, 2020 was $14.8 million, an increase of $12.2 million from $2.6 million of cash provided by operating activities for the year ended December 31, 2019. Cash provided during this period included the $60.5 million net loss for the year ended December 31, 2020, net of non-cash items (which increased $40.1 million between periods). This was partially offset by net cash used in changes in operating assets and liabilities of $6.9 million between periods, attributable to deferred revenue, accounts receivable and other receivables, and accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $44.4 million compared to $112.4 million of net cash used in investing activities for the year ended December 31, 2021. The year-over-year decrease in cash outflows was primarily due to cash paid for our acquisitions of CareLinx and doc.ai in 2021.
Net cash used in investing activities for the year ended December 31, 2021 was $112.4 million compared to $19.2 million of net cash used in investing activities in 2020. The increase in cash outflows was primarily due to cash paid for our acquisitions of CareLinx and doc.ai and increases in cash paid for capitalized internal-use software costs.

Net cash used in investing activities for the year ended December 31, 2020 was $19.2 million primarily due to cash paid for our acquisition of Visualize Health.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $5.5 million, primarily due to cash received from the exercise of stock options.
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
Contractual Obligations
There were no material changes to contractual obligations since last presented as of December 31, 2021. The Company still maintains its Senior Secured Credit Agreement. See Note 8 and Note 16 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report. Additionally, we have contractual obligations related to leases and purchase obligations with certain service providers. See Note 6 and Note 13 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on form 10-K.
Financing Arrangements
In March 2017, we refinanced our existing debt through the execution of the “Senior Secured Credit Agreement.” The Senior Secured Credit Agreement provides for the Revolving Facility with total commitments of $60.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Senior Secured Credit Agreement was scheduled to mature on February 10, 2023 (see Note 16 Subsequent Events).
In connection with the consummation of the Business Combination, Legacy Sharecare, the other Borrowers, the Lenders and the Administrative Agent entered into Amendment Number Six to the Senior Secured Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the Administrative Agent and Lenders provided certain consents with respect to the consummation of the Business Combination and related transactions and certain amendments were made to the terms of the Senior Secured Credit Agreement to reflect the Business Combination and related transactions. The Company and certain other subsidiaries of Legacy Sharecare executed joinders to become a party to the Senior Secured Credit Agreement as required by the Sixth Amendment in July 2021.
In connection with the consummation of the Business Combination, we repaid all outstanding amounts under the Senior Secured Credit Agreement. In the future, we may incur additional borrowings under the Senior Secured Credit Agreement. See Note 8 and Note 16 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of December 31, 2022. As of December 31, 2022, there were no borrowings outstanding under the Revolving Facility.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, revenue recognition, the valuation of assets and liabilities acquired in business combinations, the valuation of common stock prior to the Business Combination, share-based compensation, and income taxes. We base our estimates on historical experience, known trends, and other market-specific or relevant factors that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Enterprise Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home care health offerings, advocacy solutions, and subscriptions to the Sharecare platform. Revenue is recognized on a PMPM basis or as services are provided. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with clients, often based on a portion of the value the programs are expected to create. Contracts with health plans, health care systems and government organizations generally range from three to five years with several comprehensive strategic agreements extending for longer periods. Contracts with larger employer clients typically have two-to-four-year terms.
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
Sharecare’s Blue Zones Project is a community well-being improvement initiative designed to change the way people experience the world around them by encouraging and promoting better lifestyle choices, such as commuting, eating, and social habits. Because healthier environments naturally nudge people toward healthier choices, Blue Zones Project focuses on influencing the Life Radius®, the area close to home in which people spend 90% of their lives. Blue Zones Project best practices use people, places, and policy as levers to transform those surroundings. These contracts normally include two performance obligations, the discovery period and the subsequent content delivery, for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two-to-four-year terms.
Sharecare’s doc.ai offering unlocks the value of health data through licensing artificial intelligence modules and through the creation of products for a portfolio of clients including payors, pharma, and providers. These contracts generally include two performance obligations. The software license and maintenance/support are considered one series of distinct performance obligations and professional services is considered a separate distinct performance obligation. Revenue is recognized for all identified performance obligations as services are delivered.
Sharecare’s CareLinx offerings are focused on connecting caregivers with facilities or individuals that are in need of additional support. These services are generally considered a series of distinct performance obligations. Revenue is recognized for all identified performance obligations as billed using the “as-invoiced” practical expedient.
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as cost savings, and/or clinical outcomes improvements (performance-based). We use the most likely amount method to estimate variable consideration for these performance guarantees. We include in the transaction price some, or all, of an amount of a variable consideration amount only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We utilize customer data to measure performance.
In the event that performance levels are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled.
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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we expect to remain an emerging growth company at least through the end of the 2023 fiscal year and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used. For additional information, see “Risk Factors — Risks Related to Being a Public Company — We are an ‘emerging growth company,’ and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.” included elsewhere in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sharecare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sharecare, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive loss, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company on December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Atlanta, Georgia
March 30, 2023

SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$182,508	$271,105
Accounts receivable, net (net of allowance for doubtful accounts of $7,197 and $6,212, respectively)	116,877	103,256
Other receivables	4,114	5,327
Prepaid expenses	12,612	8,819
Other current assets	4,515	2,459
Total current assets	320,626	390,966
Property and equipment, net	5,082	4,534
Other long-term assets (Note 4)	20,362	12,173
Intangible assets, net	163,114	155,086
Goodwill	191,817	192,442
Total assets	$701,001	$755,201
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,838	$27,155
Accrued expenses and other current liabilities (Note 4)	81,627	51,653
Deferred revenue	9,032	11,655
Contract liabilities, current	1,535	4,597
Total current liabilities	101,032	95,060
Contract liabilities, noncurrent	—	1,745
Warrant liabilities	2,441	10,820
Long-term debt (Note 8)	—	419
Other long-term liabilities	16,723	24,116
Total liabilities	120,196	132,160
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of December 31, 2022 and 2021	58,205	58,205
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 354,463,620 and 345,788,707 shares issued and outstanding as of December 31, 2022 and 2021, respectively	35	35
Additional paid-in capital	1,120,024	1,042,164
Accumulated other comprehensive loss	(2,794)	(2,061)
Accumulated deficit	(595,820)	(477,113)
Total Sharecare, Inc. stockholders’ equity	521,445	563,025
Noncontrolling interest in subsidiaries	1,155	1,811
Total stockholders’ equity	522,600	564,836
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$701,001	$755,201
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$442,415	$412,815	$328,805
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization below)	238,293	203,218	160,911
Sales and marketing	55,870	51,407	33,335
Product and technology	70,527	74,438	44,078
General and administrative	171,811	136,594	83,238
Depreciation and amortization	45,256	32,601	24,684
Total costs and operating expenses	581,757	498,258	346,246
Loss from operations	(139,342)	(85,443)	(17,441)

Other income (expense):
Interest income	1,867	96	71
Interest expense	(2,431)	(27,662)	(31,037)
Loss on extinguishment of debt	—	(1,148)	—
Other income (expense)	20,215	27,007	(9,709)
Total other income (expense)	19,651	(1,707)	(40,675)
Loss before income tax benefit and loss from equity method investment	(119,691)	(87,150)	(58,116)
Income tax benefit	206	2,021	1,557
Loss from equity method investment	—	—	(3,902)
Net loss	(119,485)	(85,129)	(60,461)
Net loss attributable to noncontrolling interest in subsidiaries	(778)	(129)	(443)
Net loss attributable to Sharecare, Inc.	$(118,707)	$(85,000)	$(60,018)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	348,103,491	281,026,365	215,094,037

Net loss	$(119,485)	$(85,129)	$(60,461)
Other comprehensive loss adjustments:
Foreign currency translation	(611)	(1,486)	(241)
Comprehensive loss	(120,096)	(86,615)	(60,702)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(656)	(256)	(1,184)
Comprehensive loss attributable to Sharecare, Inc.	$(119,440)	$(86,359)	$(59,518)
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity (Deficit)
		Shares	Amount	Shares	Amount
Balance at December 31, 2019	$—	—	$—	211,051,406	$22	$339,583	$(1,202)	$(332,095)	$3,251	$9,559
Stock options exercised	—	—	—	352,658	—	338	—	—	—	338
Beneficial conversion feature in connection with convertible debt	—	—	—	—	—	(135)	—	—	—	(135)
Issuance of redeemable noncontrolling interest for and stock for Visualize Health acquisitions	5,040	—	—	—	—	584	—	—	—	584
Change in fair value of redeemable noncontrolling interest in subsidiaries	960	—	—	—	—	(960)	—	—	—	(960)
Issuance of stock for Mindsciences acquisition	—	—	—	3,386,990	—	7,548	—	—	—	7,548
Issuance of stock for Wellstar investment	—	—	—	890,732	—	6,745	—	—	—	6,745
Issuance of stock for WhitehatAI acquisition	—	—	—	1,425,171	—	2,160	—	—	—	2,160
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	1,097	—	—	—	1,097
ASC 810-10 Visualize Health NCI Attribution	—	—	—	—	—	(7)	—	—	—	(7)
Share-based compensation	—	—	—	—	—	19,160	—	—	—	19,160
Redemption of Visualize Health put options	(974)	—	—	—	—	—	—	—	—	—
Expiration of Visualize Health put options	(1,026)	—	—	—	—	890	—	—	136	1,026
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(443)	(443)
Currency translation adjustment	—	—	—	—	—	—	500	—	(741)	(241)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(60,018)	—	(60,018)
Other	—	—	—	—	—	131	—	—	—	131
Balance at December 31, 2020	$4,000	—	$—	217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—	—	15,067,237	2	15,432	—	—	—	15,434
Issuance of common stock for doc.ai acquisition	—	—	—	8,435,301	1	81,292	—	—	—	81,293
Settlement of contingent liability on WhitehatAI earnout	—	—	—	—	—	595	—	—	—	595
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provision	—	4,453,659	51,754	—	—	—	—	—	—	—
Issuance of stock for Carelinx acquisition	—	—	—	1,262,475	—	10,348	—	—	—	10,348
Issuance of stock for doc.ai antidilution provision	—	—	—	1,052,398	—	12,682	—	—	—	12,682
Issuance of stock for Series D antidilution provision	—	546,341	6,451	—	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	79	—	—	—	79
Common stock issued to settle contingent consideration from acquisitions in prior years	—	—	—	1,078,213	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	—	—	—	31,250	—	—	—	—	—	—
Conversion of warrants to common shares	—	—	—	11,647,316	1	11,480	—	—	—	11,481
Conversion of convertible notes to common shares	—	—	—	37,695,910	4	136,395	—	—	—	136,399
Business Combination and Private Placement financing, net of issuance costs	—	—	—	57,451,915	6	376,570	—	—	—	376,576
Cumulative effect of adopting ASU 2021-08	—	—	—	—	—	—	—	593	—	593
Dissolution of redeemable noncontrolling interest for Visualize Health	(4,000)	—	—	895,435	—	4,136	—	—	(136)	4,000
Share-based compensation	—	—	—	—	—	46,780	—	—	—	46,780
Other	—	—	—	66,555	—	(988)	—	—	—	(988)
Currency translation adjustment	—	—	—	—	—	—	(1,341)	—	(145)	(1,486)
Repurchased shares of common stock related to exercise of employee stock options	—	—	—	(6,002,255)	(1)	(29,771)	—	—	—	(29,772)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	(18)	—	(111)	(129)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(85,593)	—	(85,593)
Balance at December 31, 2021	$—	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	—	9,421,590	—	10,829	—	—	—	10,829
CareLinx working capital adjustment	—	—	—	(92,495)	—	(658)	—	—	—	(658)
Issuance of stock for WhitehatAI earnout	—	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	—	677,680	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	—	62	—	—	—	62
Common stock issued upon vesting of restricted stock units	—	—	—	857,343	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	72,011	—	—	—	72,011
Other	—	—	—	(5,097)	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(733)	—	122	(611)
Repurchased shares of common stock related to exercise of stock options	—	—	—	(2,166,093)	—	(4,135)	—	—	—	(4,135)
Shares repurchased	—	—	—	(150,602)	—	(249)	—	—	—	(249)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(778)	(778)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	—	(118,707)	—	(118,707)
Balance at December 31, 2022	$—	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(119,485)	$(85,129)	$(60,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	45,256	32,601	24,684
Non-cash interest expense	967	4,680	20,776
Write-off of deferred financing fees and debt discount	—	12,063	—
Loss on extinguishment of debt	—	1,148	—
Amortization of contract liabilities	(4,380)	(5,616)	(5,678)
Accretion of contract liabilities	880	1,561	2,053
Lease right-of-use asset expense	5,911	—	—
Loss from equity method investment	—	—	3,902
Change in fair value of warrant liability and contingent consideration	(18,492)	(26,123)	9,647
Share-based compensation	69,628	46,780	19,160
Deferred income taxes	(227)	(2,196)	(1,604)
Payment of PIK interest	(1,106)	(8,717)	—
Other	4,783	2,270	1,094
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	(16,188)	(31,469)	8,104
Prepaid expenses and other assets	(3,926)	(4,810)	(378)
Accounts payable and accrued expense	(8,904)	9,381	9,239
Operating lease liabilities	(1,751)	—	—
Deferred revenue	(2,623)	(527)	(15,777)
Net cash provided by (used in) used in operating activities	(49,657)	(54,103)	14,761
Cash flows from investing activities:
Acquisition of Visualize Health	—	—	(2,000)
Acquisition of MindSciences	—	—	140
Acquisition of CareLinx	—	(54,774)	—
Acquisition of doc.ai	—	(16,784)	—
Purchases of property and equipment	(3,687)	(2,423)	(1,814)
Capitalized internal-use software costs	(40,667)	(38,406)	(15,497)
Net cash used in investing activities	(44,354)	(112,387)	(19,171)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of issuance costs	—	50,000	6,774
Proceeds from issuance of debt	—	20,000	38,000
Repayment of debt	—	(66,350)	(40,000)
Net proceeds from Reverse Recapitalization with Falcon Capital Acquisition Corp.	—	426,240	—
Proceeds from exercise of common stock options	6,692	5,964	336
Repurchased shares of common stock related to exercise of employee stock options	—	(19,581)	—
Payments for shares repurchased	(250)	—	—
Payments on financing lease obligations	(931)	(1,052)	(1,268)
Financing costs	—	(1)	(72)
Net cash provided by financing activities	5,511	415,220	3,770
Effect of exchange rates on cash and cash equivalents	(97)	(228)	(435)
Net (decrease) increase in cash and cash equivalents	(88,597)	248,502	(1,075)
Cash and cash equivalents at beginning of period	271,105	22,603	23,678
Cash and cash equivalents at end of period	$182,508	$271,105	$22,603
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,112	$19,946	$9,942
Cash paid for income taxes	$24	$52	$162

Noncash financing activities:
CareLinx working capital adjustment	$659	$—	$—
Deferred offering costs not yet paid	$—	$—	$2,071
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home care, and more. Sharecare recently launched Sharecare+, a digital-first, comprehensive advocacy solution designed to deliver value through benefits navigation, clinical engagement, virtual care, and chronic case and utilization management. Additionally, Sharecare provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities. Sharecare delivers value via its provider, enterprise, and life sciences channels.
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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
Change in Accounting Estimate
During the fourth quarter of 2022, the Company re-evaluated the remaining useful life of the prepaid research and development agreement and determined that it expects to realize the remaining $6.0 million of benefits from the arrangement through December 31, 2023. As of December 31, 2022, $4.8 million of benefits from the arrangement remained.
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
Domestic revenues from operations represent approximately 97%, 95%, and 95% of total revenue during the years ended December 31, 2022, 2021 and 2020, respectively. One customer accounted for 9%, 11%, and 16% of the Company’s total revenues during the years ended December 31, 2022, 2021 and 2020, respectively.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

As of December 31, 2022 and 2021 there was one customer that individually accounted for 7% and 11%, respectively, of the Company’s accounts receivable, net.
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
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires management to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Assets and liabilities that may be measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, equity method investment, and other intangible assets. For these assets, the Company does not periodically adjust the carrying value to fair value except in the event of impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recorded within operating income in the Consolidated Statements of Operations and Comprehensive Loss.
Further, in connection with business combinations and asset acquisitions, the values of certain assets acquired have been recorded at fair value using Level 3 inputs. The fair values of definite-lived intangible assets acquired in these acquisitions were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that an asset is expected to generate in the future. The Company develops internal estimates for the expected cash flows from acquired assets and estimates of discount rates used in the present value calculations. In certain instances, the Company also estimates fair value based on market multiples of comparable companies, when using the market approach.
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
The changes in the allowance for doubtful accounts are as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

	Year Ended December 31,
	2022	2021
Allowance for doubtful accounts – beginning balance	$6,212	$5,707
Provision for doubtful accounts	3,210	3,029
Amounts written off and other adjustments	(2,225)	(2,524)
Allowance for doubtful accounts – ending balance	$7,197	$6,212
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
Other Long-Term Assets
As of December 31, 2022 and 2021, other long-term assets included security deposits associated with the leasing of office space, tax credits that can be used to reduce the Company’s foreign taxable income (or that are receivable in cash if not used within three years), and other long-term assets related to a recent acquisition.
As of December 31, 2022, other long-term assets included operating lease right-of-use assets due to the adoption of ASC 842 (Note 6) and an asset acquired from a related party (Note 14).
As of December 31, 2021, other long-term assets included a non-cash payment for up-front research and development costs related to the issuance of Series A redeemable convertible preferred stock. Amortization for the non-cash payment for up-front research and development costs is recorded to product and technology in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis. See table in Note 4.
Intangible Assets
The Company amortizes identified intangible assets with finite lives over their respective useful lives on a straight-line basis which approximates the pattern in which the economic benefits are consumed. Intangible assets deemed to have indefinite lives are not amortized, but are subjected to annual tests of impairment or more frequently if indicators of impairment are identified.
Intangible assets have useful lives within the following ranges:

Internal use software	3–5 years
Technology – features/content	7–15 years
Trade name	4–indefinite years
Customer relationships	9–16 years
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Additionally, the prior year balances as of December 31, 2021 and December 31, 2020 included certain contract liabilities related to office lease agreements prior to the adoption of ASC 842 in the current year. Amortization of these contract liabilities for the year ended December 31, 2022 was $4.4 million. Of that amount, $1.8 million was included within cost of revenues and $2.6 million was included in general and administrative expenses in the Consolidated Statements of Operations

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

and Comprehensive Loss. Amortization of these contract liabilities for the year ended December 31, 2021 was $5.6 million. Of that amount, $1.7 million was included within cost of revenues and $3.9 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities during the year ended December 31, 2020 was $5.7 million. Of that amount, $1.7 million was included within cost of revenues and $4.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a related party in the amount of $16.9 million, related to service agreements, of which $10.0 million is classified as current and recorded in accrued expenses and other current liabilities and $6.9 million is classified as noncurrent and recorded in other long-term liabilities in the Consolidated Balance Sheets.
Deferred Financing Fees, Net
In connection with obtaining loans, the Company incurred and capitalized fees that were settled in cash and warrants. In addition, in connection with the modification of historical convertible debt instruments and through the issuance of convertible debt instruments, the Company had a beneficial conversion feature on its Series B, Series B-3 and Series B-4 Convertible Notes that were outstanding prior to the Business Combination. The financing fees and beneficial conversion features were amortized over the life of the loans as a component of interest expense. In July 2021, the Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into common stock in connection with the consummation of the Business Combination (see Note 8). During the year ended December 31, 2022, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $0.3 million, which represented the amortization of financing fees. During the year ended December 31, 2021, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $15.5 million, which primarily consisted of the loss on conversion of debt. During the year ended December 31, 2020, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $6.8 million, which represented the amortization of financing fees and beneficial conversion features.
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
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of December 31, 2022 and 2021, such fees were $9.0 million and $11.7 million, respectively. The Company recognized $6.4 million of revenue during the year ended December 31, 2022 that was included in deferred revenue at December 31, 2021. The Company recognized $7.7 million of revenue during the year ended December 31, 2021 that was included in deferred revenue at December 31, 2020.
Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. The Company serves a diverse group of clients. We are the principal in all outstanding revenue arrangements except for certain CareLinx revenue arrangements, for which such amounts are not material. CareLinx has B2C and B2B2C service lines for which CareLinx is the agent and we recognize the commission revenue based on the amount billed using the “as-invoiced” practical expedient.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Enterprise Revenue
The Company provides employers and health plans with health management programs for their employee base or covered population, including digital engagement, telephonic coaching, incentives, biometrics, patient care managed health, and advocacy solutions. Revenue is recognized overtime on a per member per month (“PMPM”) basis for a portion of revenue and based on individual product offerings being purchased by each individual customer which may vary based on the timing of delivery of services against those performance obligations. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with customers, often based on a portion of the value the programs are expected to create. Contracts with health plans and integrated health care systems generally range from three-to-five-years with several comprehensive strategic agreements extending for longer periods. Contracts with self-insured employers typically have two-to-four-year terms.
Health management program contracts often include a fee for the subscription of the Sharecare digital platform which may also be sold on a stand-alone basis. This service allows members to access the proprietary health engagement mobile application with a comprehensive suite of health and wellness management programs, content, and tools. Revenue is recognized on a per member or a fixed fee basis over time as the services are provided.
The Company provides customers with Blue Zones Project solutions, a turnkey program for communities to apply the Blue Zone Project program principles, enabling community sponsors such as health plans, employers, and health systems, with a way to improve the health of their community in a tangible, measurable way. These contracts generally include two performance obligations, the discovery period and the subsequent content delivery for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two-to-four-year terms.
The Company’s doc.ai offering unlocks the value of health data through licensing artificial intelligence modules and through the creation of products for a portfolio of clients including payors, pharma, and providers. These contracts generally include two performance obligations. The software license and maintenance/support are considered one series of distinct performance obligations and professional services is considered a separate distinct performance obligation. Revenue is recognized for all identified performance obligations over time as services are delivered.
The Company’s CareLinx offerings are focused on connecting caregivers with facilities or individuals that are in need of additional support. These services are generally considered a series of distinct performance obligations. Revenue is recognized for all identified performance obligations as billed using the “as-invoiced” practical expedient.
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either the: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of December 31, 2022 and 2021, such fees included within deferred revenue were $4.4 million and $3.9 million, respectively.
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
In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Approximately $7.7 million, $10.0 million, and $12.5 million of revenues recognized during the years ended December 31, 2022, 2021 and 2020, respectively, were performance-based. As of December 31, 2022, 2021 and 2020, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $6.3 million, $5.7 million and $7.3 million, respectively, all of which were based on actual results. During the year ended December 31, 2022, $1.4 million was recognized in revenue that related to services provided prior to December 31, 2021.
Provider Revenue
Provider revenue is primarily based on services which provide data and information-driven solutions for healthcare providers that are tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security, and privacy standards. Revenue is based on the volume of health document requests fulfilled and recognized upon satisfactory delivery to the customer. In addition, provider revenue is derived from subscription fees for various technology-related services that assist providers with efficiency, productivity, quality, performance and risk-adjustment tools, billing contract compliance and enhanced patient care. Subscription fees are recognized ratably over a one-to-three-year contractual period.
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
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2022, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $110.3 million. As of December 31, 2022, the Company expects to recognize revenue on approximately 67% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Enterprise	$258,642	$243,404	$188,339
Provider	104,170	90,921	79,324
Life Sciences	79,603	78,490	61,142
Total Revenue	$442,415	$412,815	$328,805
One-Time Contribution
For the year ended December 31, 2022, the Company recorded $1 million of revenue to the Consolidated Statements of Operations and Comprehensive Loss related to a one-time contribution received during the fourth quarter of 2022 in connection with its development of a consumer-facing health education virtual reality experience.
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
December 31, 2022

separate component on the Consolidated Statements of Operations and Comprehensive Loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year.
Foreign currency transaction gains (losses) are included in other expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Foreign currency transaction gains (losses) during the years ended December 31, 2022, 2021 and 2020 were immaterial.
Advertising expense
Advertising costs, which are expensed as incurred, totaled $10.3 million, $8.8 million and $6.8 million in 2022, 2021 and 2020, respectively.
Employee Benefit Plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed $2.0 million, $1.5 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Net Loss Per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and other participating securities based upon their respective rights to receive dividends as if all income or losses for the period had been distributed. However, the Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020.
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
December 31, 2022

undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares.
Other Income (Expense)
For the years ended December 31, 2022, 2021, and 2020, other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Re-measurement of contingent consideration	$10,113	$13,447	$(6,211)
Re-measurement of warrant liabilities	8,379	12,676	(3,436)
Other	1,723	884	(62)
Total other income (expense)	$20,215	$27,007	$(9,709)
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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra-asset account. The ASU requires a cumulative-effect change to retained earnings in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. Based on the Company’s evaluation, the adoption is not expected to have a material impact on the Company’s consolidated financial statements.
Recently Adopted Accounting Standards
Stock Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard largely aligns the accounting for share-based payment awards issued to employees and non-employees by expanding the scope of ASC 718 to apply to non-employee share-based transactions, as long as the transaction is not effectively a form of financing. The Company adopted ASU 2018-07 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
Business Combination. In October 2021, the FASB issued ASU No. 2021-08, Business Combination (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers. The update requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities, such as deferred revenue, in a business combination and eliminates the requirement to recognize such items at fair value as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in an interim period. The Company elected to early adopt ASU No. 2021-08

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

during the fourth quarter of 2021. As such, the Company retrospectively applied the update to all business combinations for which the acquisition date occurred on or after January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Income taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the Sharecare Earnout Shares and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of December 31, 2022. The Earnout Shares allocated to Legacy Sharecare stockholders are accounted for as liability instruments and classified within Level 1 as they are publicly traded and have an observable market price in an active market (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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
The following table reconciles the number of shares of common stock of FCAC to common stock of the Company immediately following the consummation of the Business Combination, as reflected on the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the year ended December 31, 2021 (share numbers are not in thousands):

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
3. Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, and contingent consideration liabilities. Cash equivalents are comprised of money market funds stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected settlement date. The warrant liabilities and contingent consideration liabilities relate to previous acquisitions and the Business Combination and are recorded at estimated fair value.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,526	$—	$—	$10,526
Total cash equivalents at fair value	$10,526	$—	$—	$10,526

Liabilities
Warrant liabilities	$2,441	$—	$—	$2,441
Contingent consideration - other liabilities	—	—	1,879	1,879
Total liabilities at fair value	$2,441	$—	$1,879	$4,320

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,955	$—	$—	$10,955
Total cash equivalents at fair value	$10,955	$—	$—	$10,955

Liabilities
Warrant liabilities	$10,820	$—	$—	$10,820
Contingent consideration - other liabilities	—	—	13,897	13,897
Total liabilities at fair value	$10,820	$—	$13,897	$24,717
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
Contingent consideration was classified within Level 3 as it was valued using certain unobservable inputs. The fair value of the contingent consideration is estimated based on the Company’s stock price and number of shares expected to be issued related to acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare stockholders and FCAC Sponsors are included in contingent consideration and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration - other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2020	$9,271
Contingent consideration from acquisition	10,305
Antidilution provision for Series D Preferred Stock	6,387
Settlement of contingent consideration for doc.ai acquisition	(12,682)
Conversion of Series D Preferred Stock to Series A Preferred Stock	(6,451)
Contingent consideration in connection with the Business Combination	21,109

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Settlement of contingent consideration for WhitehatAI earnout	(595)
Re-measurement of contingent consideration (other (income) expense)	(13,447)
December 31, 2021	13,897
Settlement of contingent consideration for Health Data Services (“HDS”) retained shares	(1,905)
Re-measurement of contingent consideration (other (income) expense)	(10,113)
December 31, 2022	$1,879
4. Balance Sheet Components
Property and Equipment
As of December 31, 2022 and 2021, property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	2022	2021
Computer hardware	3	$10,171	$14,379
Furniture/fixtures	5–7	1,345	2,055
Leasehold improvements	1–5	2,204	2,678
Other	Indefinite	—	18
Property and equipment, gross		13,720	19,130
Less: accumulated depreciation		(8,638)	(14,596)
Property and equipment, net		$5,082	$4,534
Depreciation expense during the years ended December 31, 2022, 2021, and 2020 totaled $3.2 million, $2.7 million, and $2.8 million, respectively.

Long-term Assets
As of December 31, 2022 and 2021, long-term assets consisted of the following (in thousands):

	2022	2021
Security deposits	$572	$690
Foreign tax credits	1,811	1,376
Research and development costs	—	6,081
Acquisition related assets	1,770	2,257
Operating lease right-of-use assets	7,755	—
Related party contract asset	5,802	—
Other	2,652	1,769
Total long-term assets	$20,362	$12,173

Accrued Expenses and Other Current Liabilities
As of December 31, 2022 and 2021, accrued expenses and other current liabilities consisted of the following (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

	2022	2021
Accrued expenses	$18,526	$27,050
Accrued compensation	23,762	16,428
Accrued media costs	4,515	4,816
Accrued taxes	1,602	1,396
Operating lease liabilities, current	2,941	—
Contract liabilities due to a related party, current	10,000	—
Accrued expenses due to a related party	18,011	—
Accrued other	2,270	1,963
Total accrued expenses and other current liabilities	$81,627	$51,653
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022
available to both new and existing customers and increase the Company’s competitive position. The goodwill resulting from this acquisition is not tax deductible. The Company finalized its purchase accounting for the doc.ai acquisition during the fourth quarter of 2021.
CareLinx
On August 11, 2021, the Company acquired all outstanding equity interests of CareLinx Inc. (“CareLinx”). The total purchase price in connection with the acquisition was $64.9 million, consisting of $55.2 million of cash and $9.7 million equity-based consideration, comprised of 1,169,980 shares of common stock and 295,758 stock options. The fair value of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

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
The effect of the January 1, 2022 adoption on key financial statement line items as of December 31, 2022 is as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

	December 31, 2022
Balance Sheet:	Financial position if ASU 2016-02 had not been adopted on January 1, 2022	As reported under ASU 2016-02 adoption	$ Change	% Change
Prepaid expenses	$13,042	$12,612	$(430)	(3)%
Other long-term assets	$12,552	$20,362	$7,810	62%
Total assets	$693,621	$701,001	$7,380	1%
Accrued expenses and other current liabilities	$78,688	$81,627	$2,939	4%
Contract liabilities, current	$1,308	$1,535	$227	17%
Contract liabilities, noncurrent	$209	$—	$(209)	(100)%
Other long-term liabilities	$11,347	$16,723	$5,376	47%
Total liabilities	$111,863	$120,196	$8,333	7%
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
The Company’s operating leases principally involve office space. The Company leases office space in Berlin, Germany; and the following states: Arizona, California, Florida, Georgia, Maryland, Massachusetts, New York, North Carolina, Tennessee, and Washington under noncancellable operating leases expiring at various dates through December 2028.
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
The components of operating lease costs, lease term and discount rate for the year ended December 31, 2022 are as follows (in thousands, except lease term and discount):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Year Ended December 31, 2022
Operating lease costs	$6,225
Variable lease costs	2,010
Short-term lease expense	190
Total operating lease costs	$8,425

Weighted-average remaining lease term (years):
Operating leases	4.1

Weighted-average discount rate:
Operating leases	4.5%
Operating lease expense was $6.2 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively, under ASC 840. The Company is also the lessor in three non-cancelable sub-lease agreements with two companies for the Company’s Tennessee office space and one company for the CareLinx office space in California. Sublease income for year ended December 31, 2022 was $2.1 million.
Supplemental cash flow information related to leases for the year ended December 31, 2022 is as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$6,798
Assets obtained in exchange for lease obligations:
Operating leases	$5,410
Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2022 (in thousands):

Leases:	Operating Leases
2023	$3,282
2024	1,663
2025	1,245
2026	1,248
2027	1,212
Thereafter	457
Total undiscounted future cash flows	9,107
Less: Imputed interest	(814)
Present value of lease liabilities	$8,293

Lease liabilities, current	2,941
Lease liabilities, noncurrent	5,352
Present value of lease liabilities	$8,293
The total future minimum rental payments related to the aforementioned subleases to be received as of December 31, 2022 is $0.5 million.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

7. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible assets as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$68,083	$(21,806)	$46,277	7.8
Trade name	3,549	(1,534)	2,015	4.6
Customer relationships	77,849	(33,549)	44,300	9.1
Internal use software	156,661	(93,703)	62,958	2.1
Total definite-lived, intangible assets	$306,142	$(150,592)	$155,550

Intangible assets not subject to amortization
Internal use software projects in process	$2,534	$—	$2,534
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$7,564	$—	$7,564
Total intangible assets	$313,706	$(150,592)	$163,114

	December 31, 2021
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$69,063	$(24,950)	$44,113	9.2
Trade name	6,392	(3,932)	2,460	5.5
Customer relationships	77,849	(27,468)	50,381	9.9
Internal use software	121,218	(72,380)	48,838	2.4
Total definite-lived, intangible assets	$274,522	$(128,730)	$145,792

Intangible assets not subject to amortization
Internal use software projects in process	$4,264	$—	$4,264
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$9,294	$—	$9,294
Total intangible assets	$283,816	$(128,730)	$155,086

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

The following tables set forth the changes in the carrying amount of the Company’s goodwill during the years ended December 31, 2022 and 2021 (in thousands):

December 31, 2020	$75,736
Additions	117,320
Foreign currency translation adjustments	(614)
December 31, 2021	192,442
Purchase accounting opening balance sheet adjustment	(161)
Foreign currency translation adjustment	(464)
December 31, 2022	$191,817
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. The Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, a quantitative assessment of the fair value of a reporting unit is performed to test goodwill for impairment using a combination of income and market approaches. There have been no impairments of goodwill since the Company’s inception.
During the second quarter of 2022, the Company determined a triggering event that required an interim goodwill impairment test as a result of the sustained decline in the Company’s stock price and associated market capitalization. The fair value of the reporting units for goodwill impairment testing were determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of 10%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would have resulted in a 3% and 4% decline in the fair value, respectively of our reporting units which would not have resulted in impairment. There were no other triggering events during the year ended December 31, 2022.
Amortization expense on intangible assets totaled $42.1 million, $29.9 million and $21.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of December 31, 2022 (in thousands):

Year ending December 31:
2023	$46,210
2024	36,716
2025	20,870
2026	12,940
2027	11,164
Thereafter	27,650
Total	$155,550

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

8. Debt
As of December 31, 2022 and 2021, debt was comprised of outstanding borrowings $0 and $0.4 million, respectively, under the Company’s senior secured revolving credit facility (the “Revolving Facility”) due February 2023 (see Note 16 Subsequent Events). The Revolving Facility is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent, (“Administrative Agent”). Borrowings under the Revolving Facility currently bear interest at either a U.S. base rate plus 2.0%, subject to a floor, or a rate based on LIBOR plus 2.75% (the related deferred financing fees of $0 and $0.3 million as of December 31, 2022 and December 31, 2021, respectively, are presented as other current assets on the Consolidated Balance Sheets).
In July 2021, the Company settled substantially all of its existing indebtedness, totaling $178.4 million in connection with the consummation of the Business Combination and pursuant to the terms of the Merger Agreement. The Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into 37,695,910 shares of common stock, adjusted by the Exchange Ratio of 71.26. The Company recognized a loss on conversion of debt of $12.1 million related to the write-off of the deferred beneficial conversion feature and warrant costs within interest expense in the Consolidated Statement of Operations and Comprehensive Loss. The Company also repaid in full and terminated its Second Lien Credit Agreement and recognized a loss on extinguishment of debt of $1.1 million related to unamortized discounts as separately disclosed within the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.
Senior Secured Credit Agreement
In March 2017, the Company refinanced its existing debt through the execution of the Senior Secured Credit Agreement. The Senior Secured Credit Agreement provides for a senior secured revolving credit facility with total commitments of $60.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility generally bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate or (b) a rate based on LIBOR, in each case, plus an applicable margin. The applicable margin is based on a fixed charge coverage ratio and ranges from (i) 1.75% to 2.25% for U.S. base rate loans and (ii) 2.75% to 3.25% for LIBOR. The Senior Secured Credit Agreement was scheduled to mature on February 10, 2023 (see Note 16 Subsequent Events). Borrowings under the Senior Secured Credit Agreement are secured by all assets of the Company.
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and the Company in compliance with those covenants as of December 31, 2022. As of December 31, 2022, $51.1 million was available for borrowing under the Revolving Facility net of the letters of credit (Note 13) and associated miscellaneous fees.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

9. Income Taxes
Components of the income tax expense during the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Current expense (benefit):
Foreign	$(47)	$133	$—
Federal	56	—	—
State	12	42	47
	21	175	47
Deferred expense (benefit):
Foreign	764	(84)	154
Federal	(308)	(1,469)	(1,404)
State	(683)	(643)	(354)
	(227)	(2,196)	(1,604)
Total income tax expense (benefit)	$(206)	$(2,021)	$(1,557)
Income tax expense (benefit) differs from the amount that would be calculated by applying federal statutory rates to loss before income taxes primarily because of the valuation allowance on deferred tax assets. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2022	2021	2020
Income tax benefit at the federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(30.29)%	(22.43)%	(23.36)%
State income tax	8.50%	10.43%	5.60%
Permanent: fair market value adjustments	3.25%	6.29%	(3.05)%
Permanent: compensation	1.07%	(0.83)%	0.12%
Deferred: stock compensation	(2.19)%	(12.65)%	—%
Transaction costs	—%	1.80%	—%
Research and development credits	(0.12)%	1.20%	—%
Legal settlement	—%	(1.20)%	—%
Other	(1.05)%	(1.29)%	2.37%
Effective income tax rate	0.17%	2.32%	2.68%

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

The components of the deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating losses	$99,551	$82,115
Share-based compensation expense	26,542	10,798
Accrued expenses	3,385	2,787
Property and equipment and internal use software	527	515
Contract liabilities	476	1,705
Interest expense	15,199	14,999
Tax credits	4,472	4,518
Deferred revenue	706	814
Intangible assets	10,117	12,961
Intangible assets (indefinite life)	816	816
Other	1,974	3,522
Valuation allowance	(148,366)	(112,146)
Total deferred tax assets	15,399	23,404

Deferred tax liabilities:
Intangible assets	(11,471)	(19,762)
Intangible assets (indefinite life)	(2,194)	(1,953)
Beneficial conversion feature	—	—
Prepaid assets	(2,223)	—
Other	(514)	(1,929)
Total deferred tax liabilities	(16,402)	(23,644)
Net deferred tax liability	$(1,003)	$(240)
The components of loss from operations, before income taxes, are as follows (in thousands):

	2022	2021	2020
Domestic	$(120,766)	$(91,261)	$(55,889)
Foreign	1,075	4,111	(2,227)
Total loss before income tax expense	$(119,691)	$(87,150)	$(58,116)
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the net deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the research tax credits during the years ended December 31, 2022, 2021 and 2020.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

As of December 31, 2022 and 2021, net operating loss carryforwards are as follows (in thousands):

	2022	2021
Net Operating Losses – Federal	$371,836	$310,429
Net Operating Losses – State	325,409	269,521
Net Operating Losses – International	4,284	3,530
Total net operating losses	$701,529	$583,480
The state and pre-2018 federal net operating loss carryforwards will start to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite. Of the estimated $371.8 million in federal net operating losses that existed on December 31, 2022, $161.7 million were generated after 2017 and will not expire. The realization of the Company’s existing net operating losses was analyzed to determine if any of the losses would be limited under Section 382. It was determined, based on historical ownership changes and acquisitions that, of the $371.8 million in net operating losses that existed as of December 31, 2022, $279.6 million were subject to Section 382 limitations. Of the 382 limited federal NOLs, $223.2 million are now available for use, $1.5 million will be limited indefinitely, and the remaining $54.9 million in net operating losses are 382 limited and will become available ratably through 2032.
Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely but are limited to 80% of taxable income in any year. Therefore, taxable temporary differences related to indefinite-lived intangibles may now be used as a source of future taxable income in assessing the realizability of post-2017 federal loss carryforwards. The realization of the Company’s deferred tax assets (including its net operating loss carryforwards) has been analyzed and a valuation allowance established where it is not more-likely-than-not to be realized based on positive and negative evidence. The valuation allowance increased $36.2 million during the year ended December 31, 2022.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Valuation allowance as of beginning of the year	$112,146	$90,010
Increases to valuation allowance during the year	36,220	22,136
Valuation allowance as of end of year	$148,366	$112,146
The Tax Cuts and Jobs Act of 2017 (“TCJA”), as signed by the President of the United States on December 31, 2017, significantly revised U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, and created a modified territorial taxing system for international operations. Among the various foreign income inclusion provisions enacted, the Company is directly impacted by the “global intangible low taxed income” (“GILTI”). The Company’s accounting policy election is to treat the GILTI tax as a period cost. Under this provision, foreign income generated by its controlled foreign corporations is subject to U.S. tax; there was no GILTI tax for 2022.
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
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2022, the Company’s uncertain tax positions were not material and, therefore, accrued interest or penalties related to uncertain tax positions were also not material. No Federal income taxes were paid in 2022, 2021 and 2020.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

10. Redeemable Convertible Preferred Stock
The following is a schedule of authorized, issued and outstanding shares and amounts of each series of redeemable convertible preferred stock as of December 31, 2022 (in thousands, except share amounts):

Class of stock	Shares Authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
Series A Preferred Stock	5,000,000	5,000,000	$58,205	$50,000
On April 7, 2021, the Company issued and sold 62,500 shares of Series D Preferred Stock (subject to the potential issuance of additional shares of Series D Preferred Stock pursuant to certain anti-dilution rights of the holders of the Series D Preferred Stock) for an aggregate cash purchase price of $50.0 million. The Company recorded the Series D Preferred Stock at fair value of $51.8 million and contingent consideration related to the anti-dilution provision of $6.4 million. The amount recorded in excess of cash received represents a non-cash payment for up front research and development costs of $8.2 million, which is recorded in prepaid assets.
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
11. Common Stock and Stockholders’ Deficit
As of December 31, 2022, the Company was authorized to issue up to 600,000,000 shares of common stock.
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. In connection with the consummation of the Business Combination in 2021, all vested and exercisable warrants issued by the Company, and outstanding immediately prior to the effective date of the Business Combination, were converted into 10,921,334 shares of common stock pursuant to the Merger Agreement. The number of shares issuable upon conversion of the warrants was determined based on the number of shares of common stock issuable upon exercise of such warrants, on a net exercise basis, and using the Exchange Ratio of 71.26. Certain unvested warrants outstanding immediately prior to the Business

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Combination were not converted. Liability warrants generally vest immediately and are exercisable upon issuance and have an expiration of seven years from the date of issuance. Equity warrants generally vest after three years from the date of issuance and have an expiration of seven years from issuance.
As of December 31, 2022, the following warrants were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,038,678	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones (which, at the consummation of the Business Combination, became obligations of the Company). As of December 31, 2022, these agreements provide for the issuance of up to 6,173,886 shares of common stock (including Earnout Shares in connection with the Business Combination) and 9,008,594 warrants to purchase shares of common stock. With respect to these arrangements, there were 167,107 warrants earned but not issued as of December 31, 2022.
Share-based Payments
In July 2021, the Board of Directors of the Company adopted the Sharecare, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination and succeeded the Company’s legacy equity incentive plans. Under the 2021 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and vendors. Restricted stock units are also granted under the 2021 Plan. The 2021 Plan also permits the Company to grant stock-based awards with performance or market conditions.
The maximum number of shares of Company common stock that may be delivered in satisfaction of awards under the 2021 Plan as of December 31, 2022 is 155,959,042 (including 119,765,404 shares of Company common stock issuable upon the exercise of outstanding options to purchase shares of Common stock or settlement of restricted stock units). Awards generally have a maximum life of 10 years. Stock option awards are granted with an exercise price estimated to be greater than or equal to the fair market value on the date of grant. Service-based awards generally vest over a service period of four years and performance-based awards vest upon the satisfaction of various performance targets. As of December 31, 2022, the Company had approximately 36,193,638 shares of its common stock available for issuance in satisfaction of future awards under the 2021 Plan.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Stock option and restricted stock unit activity, prices, and values during the years ended December 31, 2022 and 2021 are as follow (in thousands, except share and per share amounts):

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2020	107,824,289	$1.25	7.30	$341,623	—	$—
Granted	27,779,908	$7.85			2,492,323	$7.39
Exercised / Released	(15,788,241)	$1.04		$54,446	(31,250)	$7.42
Cancelled / Forfeited	(3,192,495)	$2.51			(281,132)	$7.39
Outstanding as of December 31, 2021	116,623,461	$2.81	7.64	$300,125	2,179,941	$7.39
Granted	416,665	$2.85			17,206,322	$2.88
Exercised / Released	(9,421,583)	$1.15		$4,258	(857,423)	$5.82
Cancelled / Forfeited	(4,061,296)	$3.83			(2,478,046)	$4.25
Outstanding as of December 31, 2022	103,557,247	$2.88	6.88	$25,753	16,050,794	$3.21
Vested and/or exercisable as of December 31, 2022	75,439,358	$1.96	6.50	$22,030
Vested and/or exercisable as of December 31, 2021	73,712,795	$1.33	6.91	$233,440
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the estimated fair value of the Company’s common stock. Vested but unissued restricted stock units as of December 31, 2022 and 2021 are immaterial.
The table above includes options of 0 and 1,744,046 and restricted stock units of 25,873 and 0 granted to non-employees during the years ended December 31, 2022 and 2021, respectively.
Valuation Assumptions
The Company’s use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted to employees requires the input of subjective assumptions. These assumptions and estimates are as follows:
Expected volatility — Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period of time equal to the expected life of the options.
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
The following assumptions were used to calculate the fair value of stock option grants made during the following periods:

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

	Years Ended December 31,
	2022	2021	2020
Expected volatility	55%	55%	55% - 57%
Expected term (in years)	5.0	5.0 – 10.0	5.0 - 7.0
Risk-free interest rate	1.67%	0.40% – 1.54%	0.27% – 0.61%
Expected dividend yield	—%	—%	—%
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception of expected term discussed above.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$410	$44	$30
Sales and marketing	3,755	1,835	484
Product and technology	3,687	12,502	431
General and administrative	61,776	32,399	18,215
Total share-based compensation	$69,628	$46,780	$19,160
Included in the share-based compensation table above for the year ended December 31, 2021 is $0.8 million of expense related to the Earnout Shares allocated to Legacy Sharecare option holders (see Note 2).
The Company’s total unrecognized compensation cost related to options and restricted stock units as of December 31, 2022 was $32.7 million and $39.2 million, respectively, and is expected to be recognized over a weighted average vesting period of 1.31 and 2.84 years, respectively. The Company’s total unrecognized share-based compensation related to options issued to non-employees as of December 31, 2022 was $0.4 million and is expected to be recognized over a weighted average vesting period of 0.11 years.
Share-based compensation costs reflected within additional paid-in capital in the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the year ended December 31, 2022 includes approximately $2.4 million related to capitalizable internally-developed software activities.
12. Noncontrolling Interests
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
13. Commitments and Contingencies
Purchase Commitments
The following is a schedule of future non-cancellable purchase obligations with certain service providers as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Year ending December 31:
2023	$8,112
2024	5,055
2025	4,037
2026	3,091
2027	3,139
Thereafter	6,688
$30,122
Cloud Computing Service Arrangements
As of December 31, 2022 and 2021, the Company capitalized $2.0 million and $1.1 million, respectively, of implementation costs related to cloud computing service arrangements to prepaid expenses and other long-term assets on the Consolidated Balance Sheets. Capitalized implementation costs stemming from cloud computing arrangement are amortized over the term of the associated hosting arrangement and amortization is recognized on a straight-line basis.
Letters of Credit
As of December 31, 2022, the Company had outstanding letters of credit totaling $8.9 million issued in connection with routine business requirements.
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
14. Related-Party Transactions
The Company previously owned a 50% interest in HICCH-SCL. In 2015, the Company and HCA formed HICCH-SCL, a joint venture with HCA, for the purpose of developing a patient scheduling technology. The Company recorded its investment in HICCH-SCL under the equity method of accounting. In August 2020, the Company initiated discussions with HCA to dissolve HICCH-SCL. In connection with its plans, the Company recorded an impairment loss of $3.9 million included within loss from equity method investment on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020, of which $1.2 million related to its investment in HICCH-SCL and $2.7 million related to a short-term loan receivable from HICCH-SCL. As of June 29, 2022, HICCH-SCL was dissolved.
The Company’s largest customer was an investor in $20.0 million of the Series B-3 Convertible Notes, had a designated board representative prior to the Business Combination and thus was a related party for 2021. Subsequent to the Business Combination, the customer no longer was considered a related party due to loss of the board seat. The Company recorded revenues from the customer of $48.0 million and $54.0 million during the years ended December 31, 2021 and 2020, respectively. In addition, accounts receivable from the customer were $11.5 million as of December 31, 2021. The number of warrants earned but not issued were 0 and 6,185, and were recorded as a reduction of revenue totaling $0 and $1.1 million, during the years ended December 31, 2021 and 2020, respectively.
The Company has the exclusive right to license the Dr. Dean Ornish Program for Reversing Heart DiseaseTM, a research-based lifestyle management program developed by Dr. Dean Ornish focusing on nutrition, activity, stress management, and love and support (the “Ornish Program”). A royalty agreement with Dr. Ornish, MD, an employee of the Company until 2020, guaranteed the greater of $1.2 million or 15% of revenues of the Ornish Program on an annual basis. Subsequent to 2020, Dr. Ornish, MD was no longer considered a related party due to no longer being employed by the Company. The royalty earned by the Ornish Program for year ended December 31, 2020 totaled $1.2 million.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of December 31, 2022 and 2021, $1.4 million and $2.0 million, respectively, in notes receivable were outstanding with Sul América. Revenues recognized during the years ended December 31, 2022, 2021 and 2020 totaled $8.9 million, $11.6 million and $12.8 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. Revenues recognized for each of the years ended December 31, 2022, 2021, and 2020 totaled $0, $0.3 million, and $3.5 million, respectively. The Company paid $0, less than $0.1 million, and $0.3 million in 2022, 2021, and 2020, respectively in connection with these services.
The Series A Preferred Stock is held by a customer that also has an employee serving on the Company’s Board of Directors. As of December 31, 2022 and 2021, $3.1 million and $5.0 million, respectively, in receivables were outstanding from this related party. Additionally, as of December 31, 2022 and 2021, long-term assets included $0 and $5.5 million, respectively, and current assets included $4.8 million and $1.7 million, respectively, associated with this related party. Long-term and current assets were related to a non-cash payment received for up front research and development costs related to the issuance of the Series A Preferred Stock. For the years ended December 31, 2022, 2021, and 2020, the Company paid $2.0 million, $1.8 million, and $1.3 million related to administration fees and stop-loss coverage for employee health insurance. Revenues recognized from the customer for each of the years ended December 31, 2022, 2021, and 2020 totaled, $20.3 million, $17.3 million, and $3.9 million, respectively.
Additionally, during 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. Revenues recognized related to these services for the year ended December 31, 2022, totaled $17.4 million. As of December 31, 2022, there were $18.1 million in receivables, $28.0 million in accrued expenses, $6.9 million of long-term liabilities, $1.7 million of current contract assets, and $5.8 million in long-term contract assets recorded in connection with these agreements. The contract assets are being amortized as a reduction of revenue over the contract term. Revenue for the year ended December 31, 2022, included $0.6 million of amortization of such contract assets. Additionally, the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset of $7.9 million, which is being amortized over its estimated useful life. The Company also entered into separate agreements during 2022 for the purchase of distinct goods and services from that customer for amounts totaling $18.0 million which are recorded in cost of sales. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues as described above.
15. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the Reverse Recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator
Net loss	$(119,485)	$(85,129)	$(60,461)
Less: Redeemable noncontrolling interest remeasurement	—	—	(804)
Less: Net loss attributable to noncontrolling interests in subsidiaries	778	129	443
Net loss available to common stockholders	$(118,707)	$(85,000)	$(60,822)

Denominator
Weighted-average common shares outstanding, basic and diluted	348,103,491	281,026,365	215,094,037
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.30)	$(0.28)

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

The Company’s potential dilutive securities, which include convertible debt, stock options and restricted stock units, warrants to purchase common stock, redeemable convertible preferred stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the years ended December 31, 2022, 2021, and 2020, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2022	2021	2020
Convertible debt	—	18,796,999	35,783,839
Stock options and restricted stock units	30,145,693	61,896,591	82,154,207
Warrants to purchase common stock	—	5,665,985	8,507,552
Redeemable convertible preferred stock	5,000,000	3,544,003	—
Contingently issuable shares	111,357	1,537,463	1,265,205
Total	35,257,050	91,441,041	127,710,803
16. Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through March 30, 2023, the date the consolidated financial statements were available to be issued and, as a result, is reporting the following:
On February 10, 2023, the company renewed its Senior Secured Credit Agreement. The Senior Secured Credit Agreement was due to mature on February 10, 2023 and the Ninth Amendment extends the maturity date of the Senior Secured Credit Agreement to February 10, 2026. The total commitments under the senior secured revolving credit facility remain unchanged at $60.0 million (the “Revolving Facility”) as a result of the Ninth Amendment but the sublimit for Letters of Credit has increased from $10.0 million to $15.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate plus a margin of 0.75%, or (b) the 1, 3, or 6 month SOFR Rate plus 1.75%. The Ninth Amendment amends other terms of the existing Credit Agreement, including eliminating minimum liquidity and minimum EBITDA covenants, increased thresholds for certain permitted transactions, modifications to reporting and other changes.
On February 17, 2023, the Company filed a petition in the Court of Chancery of the State of Delaware (the “Chancery Court”) under Section 205 of the Delaware General Corporation Law (“DGCL”) to resolve potential uncertainty with respect to the Company’s certificate of incorporation (the “Charter”) and the Company’s capital structure (captioned In re Sharecare, Inc., C.A. No. 2023-0203-LWW (Del. Ch.), the “Section 205 Action”).
On March 14, 2023, the Chancery Court held a hearing in the Section 205 Action and orally granted the Company’s petition. The Chancery Court issued an order in the Section 205 Action granting the Company’s petition and validating and declaring effective (i) the Charter retroactive to the date of its filing with the Office of the Delaware Secretary of State and (ii) and all securities of the Company issued in reliance on the validity of the Charter (including those issued in connection with and following the Company’s business combination with Falcon Capital Acquisition Corp), each as of the original issuance dates. A copy of the Chancery Court’s order is attached.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Sharecare management is responsible for establishing and maintaining adequate internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as effective as of December 31, 2022. Our independent public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
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
During 2022, we took actions to remediate the material weakness relating to our internal controls over financial reporting, as described below. The controls and processes we implemented to remediate the identified material weakness included:
•implementing control activities to identify new customer and product offerings prior to contract execution;
•modifying existing controls and enhancing the documentation that evidences a control’s performance specific to contract reviews related to new customers and new product offerings; and
•supplementing our internal accounting resources with additional external accounting and finance resources by engaging a professional accounting services firm to assist us with our documentation and assessment of our internal controls over financial reporting with respect to our compliance with Section 404 of the Sarbanes-Oxley Act.
As a result of the remediation activities and controls in place as of December 31, 2022 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.
Other than as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Since our executive compensation program emphasizes pay-for-performance, at the beginning of fiscal year 2022, we established minimum goals for company financial performance under our annual cash incentive plan. While we did not achieve these minimum performance goals, on March 29, 2023, the Compensation Committee used its discretion to award cash incentive payments to our named executive officers at 62.5% of target taking into consideration unexpected events impacting the attainability of previously set goals, successful strategic product and innovation initiatives and a holistic view of 2022 performance.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
•Financial Statements
The following financial statements of Sharecare, Inc. are included in Item 8 of this Annual Report on Form 10-K:
i.Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
ii.Consolidated Balance Sheets as of December 31, 2022 and 2021
iii.Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020
iv.Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020
v.Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
vi.Notes to Consolidated Financial Statements
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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 on Form 10-K filed with the SEC on March 28, 2022).
10.1 #	Sharecare, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K12B, filed with the SEC on July 8, 2021).
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
10.5 #
Form of Stock Option Award Agreement (for awards previously issued under the Sharecare, Inc. 2010 Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 on Form 10-K filed with the SEC on March 28, 2022).

10.6 #
Form of Stock Option Award Agreement (for awards previously issued under the Sharecare, Inc. 2020 Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 on Form 10-K filed with the SEC on March 28, 2022).

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

Exhibit	Description
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

10.24 †
Amendment Number Eight to Credit Agreement, dated as of May 11, 2022, relating to Credit Agreement, dated as of March 9, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, and Sharecare Operating Company, Inc. f/k/a Sharecare, Inc. and certain subsidiaries of Sharecare, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2022).

10.25 †
Amendment Number Nine to Credit Agreement and Amendment Number One to Guaranty and Security Agreement, dated as of February 10, 2023, by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders party thereto from time to time, Sharecare, Inc. and certain subsidiaries of Sharecare, Inc. as Borrowers (incorporated by reference to Exhibit 10.1 of Sharecare’s Current Report on Form 8-K, filed with the SEC on February 16, 2023).

10.26 #†*	Form of Restricted Stock Unit Grant Notice.
10.27 #†*	Form of Performance Restricted Stock Unit Grant Notice.
10.28 #*	Sharecare, Inc. Change in Control Plan.
10.29 #	Sharecare, Inc. Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 of Sharecare’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2022).
21.1*	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature pages).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101
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

Name	Title	Date
/s/ Jeff Arnold	Chief Executive Officer and Chairman	March 30, 2023
Jeff Arnold	(Principal Executive Officer)

/s/ Justin Ferrero	Chief Financial Officer	March 30, 2023
Justin Ferrero	(Principal Financial Officer)

/s/ Michael Blalock	Chief Accounting Officer	March 30, 2023
Michael Blalock	(Principal Accounting Officer)

/s/ Jeffrey A. Allred	Director	March 30, 2023
Jeffrey A. Allred

/s/ John H. Chadwick	Director	March 30, 2023
John H. Chadwick

/s/ Sandro Galea	Director	March 30, 2023
Sandro Galea

/s/ Kenneth R. Goulet	Director	March 30, 2023
Kenneth R. Goulet

/s/ Brent Layton	Director	March 30, 2023
Brent Layton

/s/ Veronica Mallet	Director	March 30, 2023
Veronica Mallet

/s/ Alan G. Mnuchin	Director	March 30, 2023
Alan G. Mnuchin

/s/ Rajeev Ronanki	Director	March 30, 2023
Rajeev Ronanki

/s/ Jeffrey Sagansky	Director	March 30, 2023
Jeffrey Sagansky