Form 10-Q
period 2023-03-31
Sharecare, Inc.
filed 2023-05-10
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2023, there were 357,421,363 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (unaudited)	2
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

Part II. Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		30
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$154,430	$182,508
Accounts receivable, net (net of allowance for doubtful accounts of $8,426 and $7,197, respectively)	116,282	116,877
Other receivables	2,204	4,114
Prepaid expenses	14,309	12,612
Other current assets	5,068	4,515
Total current assets	292,293	320,626
Property and equipment, net	5,001	5,082
Other long-term assets	21,939	20,362
Intangible assets, net	157,417	163,114
Goodwill	191,917	191,817
Total assets	$668,567	$701,001
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,054	$8,838
Accrued expenses and other current liabilities (Note 3)	65,610	81,627
Deferred revenue	9,735	9,032
Contract liabilities, current	1,152	1,535
Total current liabilities	99,551	101,032
Warrant liabilities	2,441	2,441
Long-term debt	224	—
Other long-term liabilities	11,124	16,723
Total liabilities	113,340	120,196
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of March 31, 2023 and December 31, 2022	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 356,289,293 and 354,463,620 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	1,130,199	1,120,024
Accumulated other comprehensive loss	(2,544)	(2,794)
Accumulated deficit	(631,534)	(595,820)
Total Sharecare, Inc. stockholders’ equity	496,156	521,445
Noncontrolling interest in subsidiaries	866	1,155
Total stockholders’ equity	497,022	522,600
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$668,567	$701,001

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue (inclusive of related party revenue of $18,790 and $7,568, respectively)	$116,295	$100,710
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization; inclusive of related party costs of $10,863 and $0, respectively)	67,890	51,492
Sales and marketing	15,348	14,511
Product and technology	20,808	19,420
General and administrative	34,121	55,998
Depreciation and amortization	14,781	9,878
Total costs and operating expenses	152,948	151,299
Loss from operations	(36,653)	(50,589)
Other income (expense):
Interest income	1,680	29
Interest expense	(430)	(492)
Other income	429	12,845
Total other income	1,679	12,382
Loss before income tax expense	(34,974)	(38,207)
Income tax expense	(31)	(92)
Net loss	(35,005)	(38,299)
Net loss attributable to noncontrolling interest in subsidiaries	(346)	(98)
Net loss attributable to Sharecare, Inc.	$(34,659)	$(38,201)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.11)
Weighted-average common shares outstanding, basic and diluted	352,923,217	344,891,335

Net loss	$(35,005)	$(38,299)
Other comprehensive loss adjustments:
Foreign currency translation	307	231
Comprehensive loss	(34,698)	(38,068)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries	(289)	202
Comprehensive loss attributable to Sharecare, Inc.	$(34,409)	$(38,270)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—	281,042	—	282	—	—	—	282
Common stock issued upon vesting of restricted stock units	—	—	1,759,615	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Cumulative effect of adopting ASU 2016-13	—	—	—	—	—	—	(1,055)	—	(1,055)
Share-based compensation	—	—	—	—	10,406	—	—	—	10,406
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(346)	(346)
Currency translation adjustment	—	—	—	—	—	250	—	57	307
Repurchased shares of common stock related to exercise of employee stock options	—	—	(214,984)	—	(396)	—	—	—	(396)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(34,659)	—	(34,659)
Other	—	—	—	—	(131)	—	—	—	(131)
Balance at March 31, 2023	5,000,000	$58,205	356,289,293	$35	$1,130,199	$(2,544)	$(631,534)	$866	$497,022

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	2,414,986	—	2,337	—	—	—	2,337
Common stock issued upon vesting of restricted stock units	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	–	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	–	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	–	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	–	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	–	—	—	—	(38,201)	—	(38,201)
Other	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31, 2022	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,005)	$(38,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	14,781	9,878
Non-cash interest expense	254	233
Amortization of contract liabilities	(451)	(1,095)
Accretion of contract liabilities	68	220
Lease right-of-use assets expense	1,138	1,503
Change in fair value of warrant liability and contingent consideration	(138)	(12,368)
Share-based compensation	9,969	33,110
Deferred income taxes	59	175
Other	2,120	846
Changes in operating assets and liabilities:
Accounts receivable, net	(1,387)	7,931
Prepaid expenses and other assets	(5,795)	(1,624)
Accounts payable and accrued expenses	(10,608)	(11,640)
Operating lease liabilities	794	(1,810)
Deferred revenue	703	848
Net cash used in operating activities	(23,498)	(12,092)
Cash flows from investing activities:
Purchases of property and equipment	(368)	(548)
Capitalized internal-use software costs	(4,806)	(7,462)
Net cash used in investing activities	(5,174)	(8,010)
Cash flows from financing activities:
Payments for shares repurchased	(131)	—
Proceeds from exercise of common stock options	1,023	2,337
Payments on financing lease obligations	(370)	(84)
Net cash provided by financing activities	522	2,253
Effect of exchange rates on cash and cash equivalents	72	50
Net (decrease) increase in cash and cash equivalents	(28,078)	(17,799)
Cash and cash equivalents at beginning of period	182,508	271,105
Cash and cash equivalents at end of period	$154,430	$253,306
Supplemental disclosure of cash flow information:
Cash paid for interest	$236	$258
Cash paid for amounts included in the measurement of lease liabilities	$1,336	$1,896
Assets obtained in exchange for lease obligations	$1,695	$849
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home health, and more. Sharecare recently launched Sharecare+, a digital-first, comprehensive advocacy solution designed to deliver value through benefits navigation, clinical engagement, virtual care, and chronic case and utilization management. Additionally, Sharecare provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities. Sharecare delivers value via its provider, enterprise, and life sciences channels.

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

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheets as of March 31, 2023 and the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2022.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Use of Estimates
The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include revenue recognition and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires management to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Assets and liabilities that may be measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets and other intangible assets. For these assets, the Company does not periodically adjust the carrying value to fair value except in the event of an impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recorded within operating income in the Consolidated Statements of Operations and Comprehensive Loss.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, net, consists of trade accounts receivable which are due under normal trade terms requiring payment typically within 45 days from the invoice date. The allowance for doubtful accounts is based on management's

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

estimate for expected credit losses for outstanding trade accounts receivables and is recorded as an offset to accounts receivable. Changes in the allowance for doubtful accounts are classified as general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and adjusts based on expectations of changes in macro-economic conditions and customer-specific information that may impact the collectability of outstanding receivables. The Company reassess the adequacy of the allowance for doubtful accounts each reporting period. For the three months ended March 31, 2023, the provision for doubtful accounts includes $1.1 million of amounts recorded upon adoption of ASU 2016-13 on January 1, 2023.
The changes in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for doubtful accounts – beginning balance	$7,197	$6,212
Provision for doubtful accounts	1,869	650
Amounts written off and other adjustments	(640)	(122)
Allowance for doubtful accounts – ending balance	$8,426	$6,740
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Amortization of these contract liabilities was $0.5 million for three months ended March 31, 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $1.1 million for three months ended March 31, 2022, of which $0.4 million was included within cost of revenues and $0.7 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a related party in the amount of $17.1 million, related to service agreements, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of March 31, 2023 and December 31, 2022, such fees were $9.7 million and $9.0 million, respectively. The Company recognized $6.1 million of revenue during the three months ended March 31, 2023 that was included in deferred revenue at December 31, 2022.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of March 31, 2023 and December 31, 2022, such fees included within deferred revenue were $5.2 million and $4.4 million, respectively.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.2 million and $1.9 million of revenues recognized during the three months ended March 31, 2023 and 2022, respectively, were performance-based. As of March 31, 2023 and 2022, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $6.5 million and $4.6 million, respectively. During the three months ended March 31, 2023, $0.1 million of revenue was recognized, which related to services provided prior to December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of March 31, 2023, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $101.5 million. As of March 31, 2023, the Company expects to recognize revenue on approximately 72% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022
Enterprise	$70,193	$59,771
Provider	28,974	24,717
Life Sciences	17,128	16,222
Total Revenue	$116,295	$100,710

Other Income
For the three months ended March 31, 2023 and 2022, other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Re-measurement of contingent consideration	$138	$6,777
Re-measurement of warrant liabilities	—	5,591
Other	291	477
Total other income	$429	$12,845

Recently Adopted Accounting Standards
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing of recognition, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra-asset account. The ASU requires a cumulative-effect change to retained earnings (accumulated deficit) in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements with the primary impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to accumulated deficit, as shown in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).
2. Fair Value Measurements
The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrant liabilities, and contingent consideration liabilities. Cash equivalents are comprised of money market funds stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected settlement date. The warrant liabilities and contingent consideration liabilities are recorded at estimated fair value.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2023 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$141,709	$—	$—	$141,709
Total cash equivalents at fair value	$141,709	$—	$—	$141,709

Liabilities
Warrant liabilities	$2,441	$—	$—	$2,441
Contingent consideration – other liabilities	—	—	1,741	1,741
Total liabilities at fair value	$2,441	$—	$1,741	$4,182
The warrants included in the units issued during the initial public offering by Falcon Capital Acquisition Corp. “FCAC” and the warrants issued by FCAC simultaneously with its initial public offering in a private placement, were both classified within Level 1 as they are publicly traded and have an observable market price in an active market. Additionally, the warrant liabilities are exercisable for one share of common stock at an exercise price of $11.50.
Contingent consideration was classified within Level 3 as it was valued using certain unobservable inputs. The fair value of the contingent consideration is estimated based on the Company’s stock price and number of shares expected to be issued related to acquisitions in prior years and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration — other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2022	$1,879
Re-measurement of contingent consideration	(138)
March 31, 2023	$1,741

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
3. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$19,426	$18,526
Accrued compensation	15,079	23,762
Accrued media costs	2,775	4,515
Accrued taxes	1,458	1,602
Operating lease liabilities, current	2,043	2,941
Contract liabilities due to a related party, current	17,068	10,000
Accrued expenses due to a related party	5,086	18,011
Accrued other	2,675	2,270
Total accrued expenses and other current liabilities	$65,610	$81,627
4. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible assets as of March 31, 2023 were as follows (in thousands):

	March 31, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$66,688	$(22,875)	$43,813	7.5
Trade name	3,549	(1,645)	1,904	4.3
Customer relationships	77,849	(35,070)	42,779	8.9
Internal-use software	161,414	(101,752)	59,662	2.0
Total definite-lived, intangible assets	$309,500	$(161,342)	$148,158

Intangible assets not subject to amortization
Internal-use software projects in process	$4,229	$—	$4,229
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	9,259	—	9,259
Total intangible assets	$318,759	$(161,342)	$157,417

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2022	$191,817
Foreign currency translation adjustment	100
March 31, 2023	$191,917

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. The Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, a quantitative assessment of the fair value of a reporting unit is performed to test goodwill for impairment using a combination of income and market approaches. The Company continues to monitor the price of its common stock in relation to goodwill impairment. Based on the Company's qualitative analysis for the first quarter of 2023, it was determined that it was not more likely than not that the fair value of the Sharecare reporting unit was less than the carrying value. There have been no impairments of goodwill since the Company’s inception.
Amortization expense for intangible assets during the three months ended March 31, 2023 and 2022 totaled $14.0 million and $9.2 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of March 31, 2023 (in thousands):

Year ending December 31:
Remainder of 2023	$35,518
2024	38,207
2025	23,012
2026	13,349
2027	10,389
Thereafter	27,683
Total	$148,158
5. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three months ended March 31, 2023, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax. For the three months ended March 31, 2022, the Company recognized an income tax expense of $0.1 million, primarily due to tax on foreign income.
6. Common Stock and Stockholders’ Equity
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. Liability warrants generally vest immediately and are exercisable upon issuance and have an expiration of seven years from the date of issuance. Equity warrants generally vest after three years from the date of issuance and have an expiration of seven years from the date of issuance.

As of March 31, 2023, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,038,678	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

warrants and/or common stock upon the achievement of specified milestones. As of March 31, 2023, these agreements provide for the issuance of up to 6,173,886 shares of common stock and 8,981,569 warrants to purchase shares of common stock. With respect to these arrangements, there were 194,133 warrants earned but not issued as of March 31, 2023.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the three months ended March 31, 2023 are as follows (in thousands, except share and per share amounts):

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2022	103,557,247	$2.88	6.88	$25,753	16,050,794	$3.21
Granted	—	—			19,908,189	$2.17
Exercised/Released	(281,042)	$1.00		$118	(1,759,615)	$3.63
Cancelled/Forfeited	(92,467)	$5.57			(289,130)	$3.38
Outstanding as of March 31, 2023	103,183,738	$2.93	6.64	$12,515	33,910,238	$2.54
Vested and/or exercisable as of March 31, 2023	75,847,935	$2.01	6.28	$10,947	—	$—
Vested and/or exercisable as of December 31, 2022	75,439,358	$1.96	6.50	$22,030	—	$—

Vested but unissued restricted stock units as of March 31, 2023 and December 31, 2022 were immaterial.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$111	$118
Sales and marketing	828	1,544
Product and technology	1,068	1,027
General and administrative	7,962	30,421
Total share-based compensation expense	$9,969	$33,110
Additionally, share-based compensation costs reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022, included approximately $0.4 million and $0.6 million related to capitalizable internally developed software activities, respectively.
7. Commitments and Contingencies
Legal Matters
From time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on the information presently available, the resolution of any such legal matters will not have a material adverse

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

effect on the Company’s consolidated financial position, results of operations or cash flows. The Company has accrued for losses that are both probable and estimable.
We are also party to investigations and legal disputes and losses related to certain matters that are reasonably possible, but at this time, we cannot estimate a loss or range of losses.
8. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of March 31, 2023 and December 31, 2022, $1.1 million and $1.4 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended March 31, 2023 and 2022 from Sul América totaled $1.3 million and $2.6 million, respectively.
The Series A Preferred Stock is held by a customer that as of March 31, 2023 also had an employee serving on the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022, $7.4 million and $3.1 million, respectively, in receivables were outstanding from this related party. Additionally, as of March 31, 2023 and December 31, 2022, current assets included $3.6 million and $4.8 million, respectively, associated with this related party related to the amount recorded in excess of cash received which represents a non-cash payment for up front research and development costs related to the issuance of the Series A Preferred Stock. The Company also paid $0 and $0.5 million related to administration fees and stop-loss coverage for employee health insurance for the three months ended March 31, 2023 and 2022, respectively. Revenues recognized for this customer for the three months ended March 31, 2023 and 2022 totaled $6.2 million and $4.9 million, respectively.
Additionally, during the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. Separate from the above disclosed amounts for this related party, revenues recognized related to these distinct services for the three months ended March 31, 2023, totaled $10.6 million. As of March 31, 2023, there were $14.3 million in receivables, $22.2 million in accrued expenses, $1.7 million of current contract assets, and $5.4 million in long-term contract assets recorded in connection with these distinct agreements. The contract assets are being amortized as a reduction of revenue over the contract term. Revenue for the three months ended March 31, 2023, included $0.4 million of amortization of such contract assets. Additionally, the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset of $8.5 million, which is being amortized over its estimated useful life. The Company also entered into separate agreements during the third quarter of 2022 for the purchase of distinct goods and services from that customer for amounts totaling $10.9 million which are recorded in cost of sales for the three months ended March 31, 2023. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues as described above.
The Company has a customer that is affiliated with a member of its Board of Directors that was nominated during the first quarter of 2023. As of March 31, 2023, $0.7 million in receivables were outstanding from this related party and revenues recognized for the three months ended March 31, 2023 totaled $0.7 million.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
9. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator
Net loss	$(35,005)	$(38,299)
Less: Net loss attributable to noncontrolling interests in subsidiaries	346	98
Net loss available to common stockholders	$(34,659)	$(38,201)

Denominator
Weighted-average common shares outstanding, basic and diluted	352,923,217	344,891,335
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.11)
The Company’s potential dilutive securities, which include stock options and restricted stock units, redeemable convertible preferred stock, and contingently issuable shares, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock options and restricted stock units	30,951,366	44,970,833
Redeemable convertible preferred stock	5,000,000	5,000,000
Contingently issuable shares	—	422,229
Total	35,951,366	50,393,062
10. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, May 10, 2023, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2022, 2021, and 2020, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, and Sharecare’s unaudited interim financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
◦the impact of rising inflation, increasing interest rates, public health emergencies such as the COVID-19 pandemic, financial institution disruptions and other macroeconomics factors on our business and the actions we may take in response thereto;
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
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
◦facilitating intervention with Sharecare+, our high-touch, digital-first advocacy solution driving high quality experience, care, and value support;

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
•Globalization Efforts and Cost Savings. We have begun certain globalization efforts across our Provider and Enterprise channels that will be rolled out throughout 2023. Through these globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. We expect some of these cost savings to be realized during 2023, which began in the first quarter of 2023 and will increase as we progress throughout the year.
Components of Our Results of Operations
Revenue
The enterprise channel provides employers and health plans with health management programs for large populations, including digital engagement, telephonic coaching, incentives, biometrics, digital therapeutics, home health offerings, advocacy solutions, and subscriptions to the Sharecare platform. Revenue is recognized on a per member per month (“PMPM”) basis or as services are provided. Provider revenue is primarily based on health document requests filled in the health data services business line, as well as subscription fees for various technology related services that assist providers with performance and maximizing reimbursement. Life sciences revenue is generated mostly through ad sponsorships to Sharecare’s extensive member database.
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
We expect our sales and marketing expenses to fluctuate as we strategically invest to expand our business. As we scale our sales and marketing personnel in the short- to medium-term, we expect these expenses to fluctuate in both absolute dollars and as a percentage of revenue.
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
We expect our general and administrative expenses to increase for the foreseeable future due to the additional legal, accounting, insurance, investor relations, and other costs as a public company, as well as costs associated with continuing to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of software, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.
Other Income
Other income primarily relates to changes in the fair value of contingent consideration and warrant liabilities.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table presents our unaudited Consolidated Statement of Operations for the three-months ended March 31, 2023 and 2022, and the percentage change between the two periods:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$116,295	$100,710	$15,585	15%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	67,890	51,492	16,398	32%
Sales and marketing	15,348	14,511	837	6%
Product and technology	20,808	19,420	1,388	7%
General and administrative	34,121	55,998	(21,877)	(39)%
Depreciation and amortization	14,781	9,878	4,903	50%
Total costs and operating expenses	152,948	151,299	1,649	1%
Loss from operations	(36,653)	(50,589)	13,936	(28)%
Other income (expense)
Interest income	1,680	29	1,651	n.m
Interest expense	(430)	(492)	62	13%
Other income	429	12,845	(12,416)	97%
Total other income	1,679	12,382	(10,703)	86%
Net loss before taxes	(34,974)	(38,207)	3,233	8%
Income tax expense	(31)	(92)	61	66%
Net loss	(35,005)	(38,299)	3,294	9%
Net loss attributable to noncontrolling interest in subsidiaries	(346)	(98)	(248)	n.m
Net loss attributable to Sharecare, Inc.	$(34,659)	$(38,201)	$3,542	9%
____________
n.m. — Percentage change not meaningful

Revenue
Revenue increased $15.6 million, or 15%, from $100.7 million for the three months ended March 31, 2022 to $116.3 million for the three months ended March 31, 2023. Overall, we saw growth from the new advocacy product line of $12.5 million as well as organic growth in existing lines which grew by $3.1 million.
The channel revenue changed as follows: enterprise channel increased by $10.4 million (from $59.8 million for 2022 to $70.2 million for 2023), the provider channel increased by $4.3 million (from $24.7 million for 2022 to $29.0 million for 2023) and the life sciences channel increased by $0.9 million (from $16.2 million for 2022 to $17.1 million for 2023). Increases in the enterprise channel of 17% were attributable to a combination of the new advocacy product as well as new and existing client gains in digital therapeutics as well as growth in our home health care and community businesses. The provider channel increase of 17% was attributable to increased medical record volume and new customers in both the release of information and medical record audit product lines. The life sciences channel increased 6%, in line with expectations, driven by increased renewal rates.
Costs of Revenue
Costs of revenue increased $16.4 million, or 32%, from $51.5 million for the three months ended March 31, 2022 to $67.9 million for the three months ended March 31, 2023. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix, driven by increases in advocacy, home health care, release of information, and medical record audits.
Sales and Marketing
Sales and marketing expense increased $0.8 million, or 6%, from $14.5 million for the three months ended March 31, 2022 to $15.3 million for the three months ended March 31, 2023. The increase was attributable to new headcount costs of $1.5 million, offset by lower share-based compensation expenses.
Product and Technology
Product and technology expenses increased $1.4 million, or 7%, from $19.4 million for the three months ended March 31, 2022 to $20.8 million for the three months ended March 31, 2023. The increase was attributable to increased labor and severance costs.
General and Administrative
General and administrative expense decreased $21.9 million, or 39%, from $56.0 million for the three months ended March 31, 2022 to $34.1 million for the three months ended March 31, 2023. Non-cash share-based compensation expense and non-operational expenses accounted for $24.8 million of the decrease, offset by benefit costs increases of $1.1 million, salary expense of $1.0 million, and professional and administrative fees of $0.9 million.
Depreciation and Amortization
Depreciation and amortization increased $4.9 million, or 50%, from $9.9 million for the three months ended March 31, 2022 to $14.8 million for the three months ended March 31, 2023. The increase was primarily related to placing platform-related developed software into service.
Other Income
Other income decreased $12.4 million from $12.8 million for the three months ended March 31, 2022 to $0.4 million for the three months ended March 31, 2023. This activity was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax expense, (v) other income (non-operating), (vi) share-based compensation, (vii) warrants issued with revenue contracts, (viii) amortization of non-cash payment for research and development, (ix) net costs associated with exiting contracts, (x) non-operating, non-recurring costs, (xi) reorganizational and severance costs, and (xii) acquisition-related costs. We do not view the items excluded as representative of our ongoing operations.
Certain prior period adjusted EBITDA add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the expenses year-over-year. These reclassifications had no effect on the previously reported adjusted EBITDA totals.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(35,005)	$(38,299)
Add:
Depreciation and amortization	14,781	9,878
Interest income	(1,680)	(29)
Interest expense	430	492
Income tax expense	31	92
Other income	(429)	(12,845)
Share-based compensation	9,969	33,110
Warrants issued with revenue contracts	14	19
Amortization of non-cash payment for research and development	1,190	423
Net costs associated with exiting contracts	717	—
Non-operating, non-recurring costs	1,716	2,972
Reorganizational and severance costs(a)	9,812	2,363
Acquisition-related costs	558	1,974
Adjusted EBITDA(b)	$2,104	$150
____________
(a)Primarily represents costs related to globalizing a portion of the workforce and severance.
(b)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
Adjusted Net Loss
Adjusted net loss is a key performance measure that management uses to assess our operating performance. Because adjusted net loss facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted net loss as net loss attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) share-based compensation, (v) warrants issued with revenue contracts, (vi) amortization of non-cash payment for research and development, (vii) net costs associated with exiting contracts, (viii) non-operating, non-recurring costs, (ix) reorganizational and severance costs, and (x) acquisition-related costs. We do not view the items excluded as representative of our ongoing operations.
Certain prior period adjusted net loss add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the expenses year-over-year. These reclassifications had no effect on the previously reported adjusted net income loss totals.
Adjusted Loss Per Share
Adjusted loss per share is a key performance measure that management uses to assess our operating performance. Because adjusted loss per share facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.

We calculate adjusted loss per share as adjusted net loss, as defined above, divided by the number of weighted average common shares outstanding - basic and diluted. We do not view the items excluded as representative of our ongoing operations.
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the three months ended March 31, 2023 and 2022 (in thousands, except share numbers and per share amounts):

	Three Months Ended March 31, 2023
	2023	2022
Net loss attributable to Sharecare, Inc.	$(34,659)	$(38,201)
Add:
Amortization of acquired intangibles(a)	1,632	1,632
Amortization of deferred financing fees	31	69
Change in fair value of warrant liability and contingent consideration	(138)	(12,368)
Share-based compensation	9,969	33,110
Warrants issued with revenue contracts	14	19
Amortization of non-cash payment for research and development	1,190	423
Net costs associated with exiting contracts	717	—
Non-operating, non-recurring costs	1,716	2,972
Reorganizational and severance costs(b)	9,812	2,363
Acquisition-related costs	558	1,974
Adjusted net loss(c)	$(9,158)	$(8,007)

Weighted-average common shares outstanding, basic and diluted	352,923,217	344,891,335

Loss per share	$(0.10)	$(0.11)
Adjusted loss per share	$(0.03)	$(0.02)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)Primarily represents costs related to globalizing a portion of the workforce and severance.
(c)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
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
We had $154.4 million in cash and cash equivalents as of March 31, 2023. Our principal commitments as of March 31, 2023 consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of March 31, 2023, there was $51.2 million available for borrowing under the Revolving Facility.
We believe our cash on hand will be sufficient to meet our operating cash flow, working capital, and capital expenditure requirements in the short-term (i.e., the 12 months from the date of this Quarterly Report on Form 10-Q). Our long-term liquidity (i.e., more than 12 months from the date of this Quarterly Report on Form 10-Q) needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
The following table summarizes our cash flow activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(23,498)	$(12,092)
Net cash used in investing activities	$(5,174)	$(8,010)
Net cash provided by financing activities	$522	$2,253
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $23.5 million, an increase of $11.4 million from $12.1 million of cash used in operating activities for the three months ended March 31, 2022. Cash used during this period included the $35.0 million net loss for the three months ended March 31, 2023, offset by non-cash items of $27.8 million, which were primarily attributable to depreciation and amortization expense, lease right-of-use assets expense, and share-based compensation. In addition, changes in operating assets and liabilities of $16.3 million resulted in net cash used, attributable to accounts receivable and other receivables, prepaid expense and other assets, accounts payable and accrued expenses, operating lease liabilities, and deferred revenue.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $5.2 million compared to $8.0 million of net cash used in investing activities for the three months ended March 31, 2022. The decrease in cash outflows was primarily due to decreases in cash paid for capitalized internal-use software costs.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million, primarily due to cash received from the proceeds from exercised common stock options of $1.0 million, offset by $0.4 million in payments on financing lease obligations.
Net cash provided by financing activities for the three months ended March 31, 2022 was $2.3 million, primarily due to cash received from the proceeds from exercised common stock options of $2.3 million.
Contractual Obligations
There were no material changes to contractual obligations since our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Financing Arrangements
Senior Secured Credit Agreement
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of March 31, 2023. As of March 31, 2023, there were $0.2 million borrowings outstanding under the Revolving Facility.

Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, revenue recognition and income taxes. We base our estimates on historical experience, known trends, and other market-specific or relevant factors that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The section entitled “Legal Matters” in Note 7 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated by reference herein.
ITEM 1A.     RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit	Description
10.1
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

10.2	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.26 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023)
10.3	Form of Performance Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.27 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023)
10.4	Sharecare, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.28 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
____________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2023	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)