Form 10-Q
period 2023-06-30
Sharecare, Inc.
filed 2023-08-09
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2023, there were 357,125,351 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited)	2
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

Part II. Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		36
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$144,162	$182,508
Accounts receivable, net (net of allowance for doubtful accounts of $8,145 and $7,197, respectively)	123,856	116,877
Other receivables	2,329	4,114
Prepaid expenses	10,420	12,612
Other current assets	4,890	4,515
Total current assets	285,657	320,626
Property and equipment, net	4,595	5,082
Other long-term assets	20,426	20,362
Intangible assets, net	152,763	163,114
Goodwill	191,946	191,817
Total assets	$655,387	$701,001
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,719	$8,838
Accrued expenses and other current liabilities (Note 3)	79,569	81,627
Deferred revenue	6,931	9,032
Contract liabilities, current	768	1,535
Total current liabilities	112,987	101,032
Warrant liabilities	3,307	2,441
Long-term debt	364	—
Other long-term liabilities	9,565	16,723
Total liabilities	126,223	120,196
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of June 30, 2023 and December 31, 2022	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 356,593,964 and 354,463,620 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	1,139,594	1,120,024
Accumulated other comprehensive loss	(2,370)	(2,794)
Accumulated deficit	(666,677)	(595,820)
Total Sharecare, Inc. stockholders’ equity	470,582	521,445
Noncontrolling interest in subsidiaries	377	1,155
Total stockholders’ equity	470,959	522,600
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$655,387	$701,001

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue (inclusive of $18,045 and $8,051 of related party revenue for the three months ended June 30, 2023 and 2022, respectively, and $36,793 and $15,619 of related party revenue for the six months ended June 30, 2023 and 2022, respectively)	$110,353	$103,823	$226,648	$204,533
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization; inclusive of $9,534 and $0 of related party costs for three months ended June 30, 2023 and 2022, respectively, and $20,396 and $0 of related party costs for the six months ended June 30, 2023 and 2022, respectively)	62,948	53,238	130,840	104,730
Sales and marketing	14,959	14,155	30,309	28,666
Product and technology	17,035	17,680	37,843	37,101
General and administrative	35,371	43,491	69,490	99,489
Depreciation and amortization	14,184	10,901	28,965	20,778
Total costs and operating expenses	144,497	139,465	297,447	290,764
Loss from operations	(34,144)	(35,642)	(70,799)	(86,231)
Other income (expense):
Interest income	1,646	102	3,326	131
Interest expense	(453)	(539)	(882)	(1,031)
Other (expense) income	(2,631)	6,827	(2,201)	19,672
Total other (expense) income	(1,438)	6,390	243	18,772
Loss before income tax expense	(35,582)	(29,252)	(70,556)	(67,459)
Income tax expense	(65)	(269)	(96)	(361)
Net loss	(35,647)	(29,521)	(70,652)	(67,820)
Net loss attributable to noncontrolling interest in subsidiaries	(504)	(496)	(850)	(594)
Net loss attributable to Sharecare, Inc.	$(35,143)	$(29,025)	$(69,802)	$(67,226)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.19)
Weighted-average common shares outstanding, basic and diluted	354,049,808	347,334,401	353,490,234	346,122,333

Net loss	$(35,647)	$(29,521)	$(70,652)	$(67,820)
Other comprehensive loss adjustments:
Foreign currency translation	189	(1,206)	496	(975)
Comprehensive loss	(35,458)	(30,727)	(70,156)	(68,795)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(489)	(662)	(778)	(460)
Comprehensive loss attributable to Sharecare, Inc.	$(34,969)	$(30,065)	$(69,378)	$(68,335)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—	281,042	—	282	—	—	—	282
Common stock issued upon vesting of restricted stock units	—	—	1,759,615	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Cumulative effect of adopting ASU 2016-13	—	—	—	—	—	—	(1,055)	—	(1,055)
Share-based compensation	—	—	—	—	10,406	—	—	—	10,406
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(346)	(346)
Currency translation adjustment	—	—	—	—	—	250	—	57	307
Repurchased shares of common stock related to exercise of employee stock options	—	—	(214,984)	—	(396)	—	—	—	(396)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(34,659)	—	(34,659)
Other	—	—	—	—	(131)	—	—	—	(131)
Balance at March 31, 2023	5,000,000	$58,205	356,289,293	$35	$1,130,199	$(2,544)	$(631,534)	$866	$497,022
Stock options exercised	—	—	188,023	—	170	—	—	—	170
Common stock issued upon vesting of restricted stock units	—	—	2,013,098	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	12,329	—	—	—	12,329
Net income (loss) attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(504)	(504)
Currency translation adjustment	—	—	—	—	—	174	—	15	189
Taxes paid related to net share settlement of equity awards	—	—	(346,450)	—	(511)	—	—	—	(511)
Shares repurchased	—	—	(1,550,000)	—	(2,607)	—	—	—	(2,607)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(35,143)	—	(35,143)
Balance at June 30, 2023	5,000,000	$58,205	356,593,964	$35	$1,139,594	$(2,370)	$(666,677)	$377	$470,959

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	2,414,986	—	2,337	—	—	—	2,337
Common stock issued upon vesting of restricted stock units	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	–	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	–	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	–	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	–	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	–	—	—	—	(38,201)	—	(38,201)
Other	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31, 2022	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805
Stock options exercised	—	—	2,497,188	—	2,658	—	—	—	2,658
Common stock issued upon vesting of restricted stock units	—	—	346,698	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	18,558	—	—	—	18,558
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(496)	(496)
Currency translation adjustment	—	—	—	—	—	(1,040)	—	(166)	(1,206)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(29,025)	—	(29,025)
CareLinx working capital adjustment	—	—	—	—	(659)	—	—	—	(659)
Balance at June 30, 2022	5,000,000	$58,205	351,926,366	$35	$1,098,772	$(3,170)	$(544,339)	$1,351	$552,649

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(70,652)	$(67,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28,965	20,778
Non-cash interest expense	394	493
Amortization of contract liabilities	(902)	(2,190)
Accretion of contract liabilities	136	440
Lease right-of-use assets expense	1,885	3,017
Change in fair value of warrant liability and contingent consideration	(42)	(18,742)
Share-based compensation	21,667	51,287
Deferred income taxes	58	(592)
Other	4,338	2,467
Changes in operating assets and liabilities:
Accounts receivable, net	(9,883)	3,406
Prepaid expenses and other assets	(2,235)	(4,786)
Accounts payable and accrued expenses	6,888	(27,421)
Operating lease liabilities	244	197
Deferred revenue	(2,101)	(446)
Net cash used in operating activities	(21,240)	(39,912)
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	(1,066)
Capitalized internal-use software costs	(14,119)	(23,150)
Net cash used in investing activities	(15,182)	(24,216)
Cash flows from financing activities:
Payments for shares repurchased	(2,723)	—
Proceeds from exercise of common stock options	1,372	4,996
Payments on financing lease obligations	(710)	(243)
Net cash (used in) provided by financing activities	(2,061)	4,753
Effect of exchange rates on cash and cash equivalents	137	(156)
Net decrease in cash and cash equivalents	(38,346)	(59,531)
Cash and cash equivalents at beginning of period	182,508	271,105
Cash and cash equivalents at end of period	$144,162	$211,574
Supplemental disclosure of cash flow information:
Cash paid for interest	$517	$532
Cash paid for income taxes	$32	$23
Non-cash investing and financing activities:
CareLinx working capital adjustment	$—	$659
Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$2,047	$3,661
Assets obtained in exchange for lease obligations	$1,812	$3,304
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

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheets as of June 30, 2023 and the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three month periods within the six months ended June 30, 2023 and 2022, and Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the Company’s consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2022.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Use of Estimates
The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include revenue recognition and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash deposits are held with well-known financial institutions and may exceed federally insured limits. The Company grants credit to its customers in the normal course of business and generally requires no collateral from its customers.

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
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires management to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Assets and liabilities that may be measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets and other intangible assets. For these assets, the Company does not periodically adjust the carrying value to fair value except in the event of an impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recorded within operating loss in the Consolidated Statements of Operations and Comprehensive Loss.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, net, consists of trade accounts receivable which are due under normal trade terms requiring payment, typically within 45 days from the invoice date. The allowance for doubtful accounts is based on management's

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

estimate for expected credit losses for outstanding trade accounts receivable and is recorded as an offset to accounts receivable. Changes in the allowance for doubtful accounts are classified as general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and adjusts based on expectations of changes in macro-economic conditions and customer-specific information that may impact the collectability of outstanding receivables. The Company reassesses the adequacy of the allowance for doubtful accounts each reporting period. For the six months ended June 30, 2023, the allowance for doubtful accounts includes $1.1 million of amounts recorded upon adoption of ASU 2016-13 on January 1, 2023.
The changes in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for doubtful accounts – beginning balance	$8,426	$6,740	$7,197	$6,212
Provision for doubtful accounts	1,095	1,061	2,085	1,712
Amounts written off and other adjustments	(1,376)	11	(1,137)	(112)
Allowance for doubtful accounts – ending balance	$8,145	$7,812	$8,145	$7,812
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Amortization of these contract liabilities was $0.5 million for three months ended June 30, 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $1.1 million for three months ended June 30, 2022, of which $0.4 million was included within cost of revenues and $0.7 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Amortization of these contract liabilities was $0.9 million for six months ended June 30, 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $2.2 million for six months ended June 30, 2022, of which $0.9 million was included within cost of revenues and $1.3 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a related party in the amount of $17.2 million, related to service agreements, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of June 30, 2023 and December 31, 2022, such fees were $6.9 million and $9.0 million, respectively. The Company recognized $5.5 million of revenue during the three months ended June 30, 2023 that was included in deferred revenue at December 31, 2022. The Company recognized $11.6 million of revenue during the six months ended June 30, 2023 that was included in deferred revenue at December 31, 2022.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is not probable that a significant reversal in the amount of

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of June 30, 2023 and December 31, 2022, such fees included within deferred revenue were $5.6 million and $4.4 million, respectively.
In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.0 million and $2.5 million of revenues recognized during the three months ended June 30, 2023 and 2022, respectively, were performance-based. During the three months ended June 30, 2023, $0.6 million of revenue was recognized, which related to services provided prior to December 31, 2022.
Approximately $2.1 million and $4.4 million of revenues recognized during the six months ended June 30, 2023 and 2022, respectively, were performance-based. During the six months ended June 30, 2023, $0.7 million was recognized in revenue that related to services provided prior to December 31, 2022. As of June 30, 2023 and 2022, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $4.4 million and $5.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of June 30, 2023, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $91.6 million. As of June 30, 2023, the Company expects to recognize revenue on approximately 77% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Enterprise	$64,052	$59,889	$134,244	$119,660
Provider	29,191	26,402	58,165	51,118
Life Sciences	17,110	17,532	34,239	33,755
Total Revenue	$110,353	$103,823	$226,648	$204,533

Other (Expense) Income
For the three and six months ended June 30, 2023 and 2022, other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Re-measurement of contingent consideration	$770	$4,475	$908	$11,252
Re-measurement of warrant liabilities	(866)	1,899	(866)	7,490
Other	(2,535)	453	(2,243)	930
Total other (expense) income	$(2,631)	$6,827	$(2,201)	$19,672

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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing of recognition, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivables and could result in the creation of an allowance for credit losses as a contra-asset account. The ASU requires a cumulative-effect change to retained earnings (accumulated deficit) in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements, with the primary impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to accumulated deficit, as shown in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2023 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$122,940	$—	$—	$122,940
Total cash equivalents at fair value	$122,940	$—	$—	$122,940

Liabilities
Warrant liabilities	$3,307	$—	$—	$3,307
Contingent consideration – other liabilities	—	—	971	971
Total liabilities at fair value	$3,307	$—	$971	$4,278
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
related to acquisitions in prior years and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration — other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2022	$1,879
Re-measurement of contingent consideration	(908)
June 30, 2023	$971
3. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$23,098	$18,526
Accrued compensation	15,409	23,762
Accrued media costs	3,059	4,515
Accrued taxes	1,665	1,602
Operating lease liabilities, current	2,043	2,941
Contract liabilities due to a related party, current	17,208	10,000
Accrued expenses due to a related party	15,415	18,011
Accrued other	1,672	2,270
Total accrued expenses and other current liabilities	$79,569	$81,627

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of June 30, 2023 were as follows (in thousands):

	June 30, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$65,875	$(24,646)	$41,229	8.5
Trade name	3,549	(1,757)	1,792	8.1
Customer relationships	77,849	(36,591)	41,258	9.2
Internal-use software	169,216	(110,851)	58,365	2.0
Total definite-lived, intangible assets	$316,489	$(173,845)	$142,644

Intangible assets not subject to amortization
Internal-use software projects in process	$5,089	$—	$5,089
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	10,119	—	10,119
Total intangible assets	$326,608	$(173,845)	$152,763

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2022	$191,817
Foreign currency translation adjustment	129
June 30, 2023	$191,946
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. The Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, a quantitative assessment of the fair value of a reporting unit is performed to test goodwill for impairment using a combination of income and market approaches. The Company continues to monitor the price of its common stock in relation to goodwill impairment. Based on the Company's qualitative analysis for the second quarter of 2023, it was determined that it was not more likely than not that the fair value of the Sharecare reporting unit was less than the carrying value. There have been no impairments of goodwill since the Company’s inception.
Amortization expense for intangible assets during the three months ended June 30, 2023 and 2022 totaled $13.5 million and $10.2 million, respectively. Amortization expense for intangible assets during the six months ended June 30, 2023 and 2022 totaled $27.4 million and $19.4 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The following is a schedule of estimated future amortization expense for intangible assets as of June 30, 2023 (in thousands):

Year ending December 31:
Remainder of 2023	$25,695
2024	42,187
2025	26,283
2026	14,459
2027	10,783
Thereafter	23,237
Total	$142,644
5. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three months ended June 30, 2023, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax. For the three months ended June 30, 2022, the Company recognized an income tax expense of $0.3 million, primarily due to tax on foreign income and the valuation of the Brazilian deferred tax asset. For the six months ended June 30, 2023, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax. For the six months ended June 30, 2022, the Company recognized income tax expense of $0.4 million, primarily due to tax on foreign income and the valuation of the Brazilian deferred tax asset.
6. Common Stock and Stockholders’ Equity
Warrants
In connection with debt and equity financings and certain partnership arrangements, the Company may issue warrants. Warrants classified as liabilities generally vest immediately and are exercisable upon issuance and have an expiration of seven years from the date of issuance. Warrants classified as equity generally vest after three years from the date of issuance and have an expiration of seven years from the date of issuance.

As of June 30, 2023, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,171,652	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon the achievement of specified milestones. As of June 30, 2023, these agreements provide for the issuance of up to 5,182,109 shares of common stock and 8,954,277 warrants to purchase shares of common stock. With respect to these arrangements, there were 88,450 warrants earned but not issued as of June 30, 2023.

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the six months ended June 30, 2023 are as follows (in thousands, except share and per share amounts):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2022	103,557,247	$2.88	6.88	$25,753	16,050,794	$3.21
Granted	—	—			37,614,566	$1.85
Exercised/Released	(469,065)	$0.96		$369	(3,772,713)	$2.96
Cancelled/Forfeited	(1,309,535)	$5.20			(1,422,742)	$4.33
Outstanding as of June 30, 2023	101,778,647	$2.90	6.38	$37,157	48,469,905	$2.12
Vested and/or exercisable as of June 30, 2023	75,115,572	$1.96	6.02	$31,875	—	$—
Vested and/or exercisable as of December 31, 2022	75,439,358	$1.96	6.50	$22,030	—	$—

Vested but unissued restricted stock units as of June 30, 2023 and December 31, 2022 were immaterial.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$188	$109	$299	$227
Sales and marketing	1,447	981	2,275	2,525
Product and technology	1,155	736	2,223	1,763
General and administrative	9,359	16,351	17,319	46,772
Total share-based compensation expense	$12,149	$18,177	$22,116	$51,287
Additionally, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended June 30, 2023 and 2022, included approximately $0.6 million and $0.4 million related to capitalizable internally developed software activities, respectively. Share-based compensation, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) costs for the six months ended June 30, 2023 and 2022, included approximately $1.1 million and $1.0 million related to capitalizable internally developed software activities, respectively.
On May 31, 2023, each of the principal executive officer, principal financial officer, other named executive officers, and certain eligible employees of the Company voluntarily elected to forgo up to 25% of their cash base salary for the next 12 months, and in lieu thereof received restricted stock units (“RSUs”) with a value equal to the cash amount they elected to forego over the 12-month period. In consideration for forgoing guaranteed cash compensation, each individual will receive an additional number of RSUs with a value equal to 25% of the amount of cash salary they have elected to forgo. The RSUs were issued in June 2023 and will vest in four equal quarterly installments over the next 12 months, subject to the individual’s continued employment. The ability of the named executive officers and other eligible employees to make such election to forgo guaranteed cash compensation and receive RSUs in lieu thereof was approved by the Compensation and Human Capital Committee of the Company’s board of directors. The unvested RSUs are classified as a liability. As such, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended June 30, 2023 does not reflect the expense associated with these awards. Upon vesting of these RSUs, amounts will be reclassified from liability to equity.
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
Standby Letter of Credit
The Company is a guarantor of a $2.5 million standby letter of credit for a non-profit organization focused on the development of a health innovation district in the Southeast United States. The standby letter of credit was issued by a financial institution with the non-profit organization as the obligor and that organization’s landlord as the beneficiary in connection with the non-profit organization’s lease of office space to establish the health innovation district. The Company agreed to guarantee the standby letter of credit as it desired to support the non-profit’s mission to develop the health innovation district.
On July 25, 2023, the financial institution that issued the standby letter of credit made a demand of payment from the Company in its role as guarantor. As of June 30, 2023, the Company recognized a liability in the amount of $2.5 million for the full amount of payment (maximum obligation). The liability was recorded in Other current liabilities in the Consolidated Balance Sheet and the related expense was recognized in Other expense in the Consolidated Statement of Operations and Comprehensive Loss because the guarantee, and the related lease of space, was unrelated to the Company’s business operations. The Company is seeking repayment from the non-profit organization lessee and to the extent that the Company is able to recover any amounts they will be recorded to cash and Other income as they are received.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

8. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of June 30, 2023 and December 31, 2022, $0.6 million and $1.4 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended June 30, 2023 and 2022 from Sul América totaled $1.4 million and $2.4 million, respectively. Revenues recognized for the six month period ended June 30, 2023 and 2022 from Sul América totaled $2.6 million and $5.1 million, respectively.
The Series A Preferred Stock is held by a customer that also had an employee serving on the Company’s Board of Directors. During the three month period ended June 30, 2023, the board member ceased employment with the customer. Subsequent to the board member’s termination of employment with the customer, this customer was no longer considered a related party. Due to the mid-year change, the Company will disclose amounts related to this customer through 2023. As of June 30, 2023 and December 31, 2022, $5.6 million and $3.1 million, respectively, in receivables were outstanding from this related party. Additionally, as of June 30, 2023 and December 31, 2022, current assets included $2.4 million and $4.8 million, respectively, associated with this related party related to the amount recorded in excess of cash received which represents a non-cash payment for up front research and development costs related to the issuance of the Series A Preferred Stock. For the three months ended June 30, 2023 and 2022, the Company paid $0 and $0.5 million related to administration fees and stop-loss coverage for employee health insurance, respectively, to a related party. For the six months ended June 30, 2023 and 2022, the Company paid $0 and $1.0 million related to administration fees and stop-loss coverage for employee health insurance, respectively. Revenues recognized for this customer for the three months ended June 30, 2023 and 2022 totaled $4.7 million and $5.6 million, respectively. Revenues recognized for this customer for the six months ended June 30, 2023 and 2022 totaled $9.4 million and $10.6 million, respectively.
Additionally, during the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. Separate from the above disclosed amounts for this related party, revenues recognized related to these distinct services for the three and six months ended June 30, 2023, totaled $10.9 million and $23.0 million, respectively. As of June 30, 2023, there were $28.3 million in receivables, $32.6 million in accrued expenses, $0 of long-term liabilities, $1.7 million of current contract assets, and $5.0 million in long-term contract assets recorded in connection with these distinct agreements. As of December 31, 2022, there were $18.1 million in receivables, $28.0 million in accrued expenses, $6.9 million of long-term liabilities, $1.7 million of current contract assets, and $5.8 million in long-term contract assets recorded in connection with these distinct agreements. The contract assets are being amortized as a reduction of revenue over the contract term. Revenue for the three and six months ended June 30, 2023, included $0.4 million and $0.8 million of amortization of such contract assets, respectively. Additionally, the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset of $8.5 million and $7.9 million, as of June 30, 2023 and December 31, 2022, respectively, which is being amortized over its estimated useful life. The Company also entered into separate agreements during the third quarter of 2022 for the purchase of distinct goods and services from that customer for amounts totaling $9.5 million and $20.4 million which are recorded in cost of sales for the three and six months ended June 30, 2023, respectively. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues as described above.
The Company has a customer that is affiliated with a member of its Board of Directors that was nominated during the first quarter of 2023. As of June 30, 2023, $1.0 million in receivables were outstanding from this related party and revenues recognized for the three and six months ended June 30, 2023 totaled $1.0 million and $1.8 million, respectively.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
9. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(35,647)	$(29,521)	$(70,652)	$(67,820)
Less: Net loss attributable to noncontrolling interests in subsidiaries	(504)	(496)	(850)	(594)
Net loss available to common stockholders	$(35,143)	$(29,025)	$(69,802)	$(67,226)

Denominator
Weighted-average common shares outstanding, basic and diluted	354,049,808	347,334,401	353,490,234	346,122,333
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.19)
The Company’s potential dilutive securities, which include stock options and restricted stock units, redeemable convertible preferred stock, and contingently issuable shares, have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and restricted stock units	12,349,481	31,929,513	21,120,393	38,209,897
Redeemable convertible preferred stock	5,000,000	5,000,000	5,000,000	5,000,000
Contingently issuable shares	—	25,675	—	223,952
Total	17,349,481	36,955,188	26,120,393	43,433,849
10. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, August 9, 2023, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2022, 2021, and 2020, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, and Sharecare’s unaudited interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
◦our expectations regarding anticipated and future partnerships or other relationships with third parties and future acquisitions;
◦our future capital requirements and sources and uses of cash, including potential share repurchases and our ability to obtain additional capital in the future and fully access our Revolving Facility; and
◦our ability to recognize performance-based revenue;
•our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, including our ability to increase our headcount as we expand our business; and
•the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2023. For example, the Company’s expectations regarding future performance assume business currently under contract and satisfaction by our customers of their contractual obligations under those agreements, which is not within the Company’s control. If a customer fails to satisfy its contractual obligations, actual results could be negatively impacted. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•Growing our Platform.    We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results, and increase revenue through product innovation, partnerships, and acquisitions. We intend to continue to leverage our expertise through adding digital therapeutics partnerships as well as the acquisition of products and services that are directly relevant to our existing clients. Additionally, we believe our strong and embedded client relationships provide us with unique perspectives into their evolving needs and the needs of their populations. For example, in January 2023, we launched Sharecare+, our digital-first, comprehensive advocacy solution designed to deliver value through benefits navigation, clinical engagement, virtual care, and chronic case and utilization management, and have entered into a multi-year strategic partnership with an affiliate of one of the largest payers to integrate our solution into their health guide services for hundreds of thousands of their members.
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
•Globalization Efforts and Cost Savings. We have begun certain globalization efforts across our Provider and Enterprise channels that will be rolled out throughout 2023. Through these globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. We expect cost savings to be realized during 2023, some of which began in the first quarter of 2023 and will increase as we progress throughout the year. The global shared service center is expected to become operational near the end of 2023.

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
Costs of Revenue
Costs of revenue consist of costs incurred in connection with delivering our various revenue generating activities. Costs are primarily driven by volumes related to requests, engagement, and incentive fulfillment. The major components that make up our cost of revenue are personnel costs to support program delivery as well as customer service along with share-based compensation for employees engaged in delivering products and services to customers, data management fees related to file processing, and variable fees to deliver specific services that may require third party vendors, direct marketing, fulfillment, transaction fees, costs associated with exiting a contract, settlement of contractual obligations, or other costs that can be reduced to offset a decline in revenue. Because our growth strategy includes substantial opportunity to scale low-personnel cost products, we would anticipate future revenue to grow at a faster rate than cost of revenue as those low-personnel cost products mature. Costs of revenue do not include depreciation or amortization, which are accounted for separately.
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
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to service delivery, sales and marketing, or product and technology. They also include professional fees, share-based compensation, settlement of legal obligations, lease termination expense, enterprise resource planning implementation costs, acquisition related costs, rent, utilities and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization.
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
Other Income (Expense)
Other income (expenses) primarily relates to the guarantee expense of a standby letter of credit for a third party non-profit organization and changes in the fair value of contingent consideration and warrant liabilities.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table presents our unaudited Consolidated Statement of Operations for the three months ended June 30, 2023 and 2022, and the percentage change between the two periods:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$110,353	$103,823	$6,530	6%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	62,948	53,238	9,710	18%
Sales and marketing	14,959	14,155	804	6%
Product and technology	17,035	17,680	(645)	(4)%
General and administrative	35,371	43,491	(8,120)	(19)%
Depreciation and amortization	14,184	10,901	3,283	30%
Total costs and operating expenses	144,497	139,465	5,032	4%
Loss from operations	(34,144)	(35,642)	1,498	(4)%
Other income (expense)
Interest income	1,646	102	1,544	n.m
Interest expense	(453)	(539)	86	16%
Other (expense) income	(2,631)	6,827	(9,458)	139%
Total other (expense) income	(1,438)	6,390	(7,828)	123%
Net loss before taxes	(35,582)	(29,252)	(6,330)	(22)%
Income tax expense	(65)	(269)	204	76%
Net loss	(35,647)	(29,521)	(6,126)	(21)%
Net loss attributable to noncontrolling interest in subsidiaries	(504)	(496)	(8)	n.m
Net loss attributable to Sharecare, Inc.	$(35,143)	$(29,025)	$(6,118)	(21)%
____________
n.m. — Percentage change not meaningful

Revenue
Revenue increased $6.5 million, or 6%, from $103.8 million for the three months ended June 30, 2022 to $110.4 million for the three months ended June 30, 2023. Overall, we saw growth from the new advocacy product line of $11.4 million, partially offset by reduced supply of nurses in our nurse on demand business along with updated fee structures with a legacy contract.
The channel revenue changed as follows: enterprise channel increased by $4.2 million (from $59.9 million for 2022 to $64.1 million for 2023), the provider channel increased by $2.8 million (from $26.4 million for 2022 to $29.2 million for 2023)

and the life sciences channel decreased by $0.4 million (from $17.5 million for 2022 to $17.1 million for 2023). Increases in the enterprise channel of 7% were attributable to a combination of the new advocacy product as well as gains in digital therapeutics, partially offset by reductions in legacy customer services and home health demand. The provider channel increase of 11% was attributable to increased medical record volume and new customers in both the release of information and medical record audit product lines. The life sciences channel decreased 2% due to the expected decrease of Smart Omix deliverables, during the period.
Costs of Revenue
Costs of revenue increased $9.7 million, or 18%, from $53.2 million for the three months ended June 30, 2022 to $62.9 million for the three months ended June 30, 2023. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix and the increase of direct costs related to delivery of advocacy services for several large new customers.
Sales and Marketing
Sales and marketing expense increased $0.8 million, or 6%, from $14.2 million for the three months ended June 30, 2022 to $15.0 million for the three months ended June 30, 2023. The increase was attributable to new headcount costs for sales and account management and additional share-based compensation expense.
Product and Technology
Product and technology expenses decreased $0.6 million, or 4%, from $17.7 million for the three months ended June 30, 2022 to $17.0 million for the three months ended June 30, 2023. The decrease was attributable to decreased labor costs tied to our globalization efforts. Offsetting this was an increase in non-cash share-based compensation expense.
General and Administrative
General and administrative expense decreased $8.1 million, or 19%, from $43.5 million for the three months ended June 30, 2022 to $35.4 million for the three months ended June 30, 2023. Non-cash share-based compensation expense accounted for $7.0 million of the reduction with the remainder of the difference tied to lower facility, professional fees and business insurance costs.
Depreciation and Amortization
Depreciation and amortization increased $3.3 million, or 30%, from $10.9 million for the three months ended June 30, 2022 to $14.2 million for the three months ended June 30, 2023. The increase was primarily related to placing platform-related developed software into service.
Other (Expense) Income
Other (expense) income decreased $9.5 million from $6.8 million of income for the three months ended June 30, 2022 to $2.6 million of expense for the three months ended June 30, 2023. In the current period, the expense was driven by a standby letter of credit for a non-profit organization, for which the Company was a guarantor and incurred the cost upon the non-profit organization’s default on its obligation. See Note 7 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The activity in the prior period was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. The Company did not experience similar non-cash mark-to-market adjustments to contingent consideration and warrant liabilities in the current period. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table presents our unaudited Consolidated Statement of Operations for the six months ended June 30, 2023 and 2022, and the percentage change between the two periods:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$226,648	$204,533	$22,115	11%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	130,840	104,730	26,110	25%
Sales and marketing	30,309	28,666	1,643	6%
Product and technology	37,843	37,101	742	2%
General and administrative	69,490	99,489	(29,999)	(30)%
Depreciation and amortization	28,965	20,778	8,187	39%
Total costs and operating expenses	297,447	290,764	6,683	2%
Loss from operations	(70,799)	(86,231)	15,432	(18)%
Other income (expense)
Interest income	3,326	131	3,195	2439%
Interest expense	(882)	(1,031)	149	14%
Other (expense) income	(2,201)	19,672	(21,873)	111%
Total other income (expense)	243	18,772	(18,529)	99%
Net loss before taxes	(70,556)	(67,459)	(3,097)	(5)%
Income tax expense	(96)	(361)	265	73%
Net loss	(70,652)	(67,820)	$(2,832)	(4)%
Net loss attributable to noncontrolling interest in subsidiaries	(850)	(594)	(256)	43%
Net loss attributable to Sharecare, Inc.	$(69,802)	$(67,226)	$(2,576)	(4)%
Revenue
Revenue increased $22.1 million, or 11%, from $204.5 million for the six months ended June 30, 2022 to $226.6 million for the six months ended June 30, 2023. Overall, we saw growth from the new advocacy product line of $24.0 million as well as organic growth in medical records business, partially offset by declines in home health demand.
The channel revenue changed as follows: enterprise channel increased by $14.5 million (from $119.7 million for 2022 to $134.2 million for 2023), the provider channel increased by $7.1 million (from $51.1 million for 2022 to $58.2 million for 2023) and the life sciences channel increased by $0.4 million (from $33.8 million for 2022 to $34.2 million for 2023). Increases in the enterprise channel of 12% were attributable to the new advocacy product and increased engagement in digital therapeutics, partially offset by decreased demand in home health. The provider channel increase of 14% was attributable to increased medical record volume and new customers in both the release of information and medical record audit product lines. The life sciences channel increase of 1% was in line with expectations.
Costs of Revenue
Costs of revenue increased $26.1 million, or 25%, from $104.7 million for the six months ended June 30, 2022 to $130.8 million for the six months ended June 30, 2023. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix and the increase of direct costs related to delivery of advocacy services for several large new customers.

Sales and Marketing
Sales and marketing expense increased $1.6 million, or 6%, from $28.7 million for the six months ended June 30, 2022 to $30.3 million for the six months ended June 30, 2023. The increase was attributable to new headcount costs for sales and account management and additional share-based compensation expense.
Product and Technology
Product and technology expenses increased $0.7 million, or 2%, from $37.1 million for the six months ended June 30, 2022 to $37.8 million for the six months ended June 30, 2023. The increase was attributable mostly to increased share-based compensation and severance expense.
General and Administrative
General and administrative expense decreased $30.0 million, or 30%, from $99.5 million for the six months ended June 30, 2022 to $69.5 million for the six months ended June 30, 2023. Non-cash share-based compensation expense and non-operational expenses accounted for $33.6 million of the decrease, partially offset by increases in personnel and content production related expenses.
Depreciation and Amortization
Depreciation and amortization increased $8.2 million, or 39%, from $20.8 million for the six months ended June 30, 2022 to $29.0 million for the six months ended June 30, 2023. The increase was primarily related to placing platform-related developed software into service.
Other (Expense) Income
Other (expense) income decreased $21.9 million from $19.7 million of income for the six months ended June 30, 2022 to $2.2 million of expense for the six months ended June 30, 2023. In the current period, the expense was driven by a standby letter of credit for a non-profit organization, for which the Company was a guarantor and incurred the cost upon the non-profit organization’s default on its obligation. See Note 7 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The activity in the prior period was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. The Company did not experience similar non-cash mark-to-market adjustments to contingent consideration and warrant liabilities in the current year period. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. GAAP, we believe the non-GAAP measures adjusted EBITDA, adjusted net loss, and adjusted loss per share, are useful in evaluating our operating performance. We use adjusted EBITDA, adjusted net loss, and adjusted loss per share to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of adjusted EBITDA, adjusted net loss, and adjusted loss per share is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as a tool for comparison. The reconciliations of adjusted EBITDA, adjusted net loss, and adjusted loss per share to net loss, the most directly comparable financial measure stated in accordance with GAAP, are provided below. Investors are encouraged to review the reconciliations and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA
Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax expense, (v) other income (expense) (non-operating), (vi) share-based compensation, (vii) warrants issued with revenue contracts, (viii) amortization of non-cash payment for research and development, (ix) net costs associated with exiting a contract, (x) non-operating, non-recurring costs, (xi) reorganizational and severance costs, and (xii) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
Net costs associated with exiting a contract for the three and six months ended June 30, 2023 represent the negative gross margin (recorded in revenue and cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss) of our Patient Centered Medical Home (PCMH) contract with a single customer. Our costs for the provision of PCMH services are primarily comprised of care manager personnel salaries, wages, benefits and the related taxes. The value of the gross margin losses of the PCMH contract are included as an adjustment in arriving at adjusted EBITDA and adjusted net loss as such losses no longer relate to our business strategy. We do not consider the gross margin losses to be normal, recurring, cash operating expenses necessary to operate our lines of business and services.
Non-operating, non-recurring costs for the three and six months ended June 30, 2023 include costs of our enterprise resource planning (ERP) system implementation and costs of contractual obligations associated with a financially distressed vendor. The ERP and financially distressed vendor costs are recorded in general and administrative operating expenses and cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss, respectively.
The ERP implementation is viewed as a transformational undertaking due to the extensive scope and inherent change management involved to transition to a new single-solution ERP system from the disparate legacy systems. These costs consist of internal and third-party costs of the ERP implementation and do not include capitalized costs, depreciation and/or amortization, or costs to support or maintain software applications or systems once they are in productive use. We will not continue to incur such costs once the ERP system is fully implemented as planned in 2023, and such costs are not expected to recur in the foreseeable future. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
Financially distressed vendor costs include financial support from us to a vendor in response to the vendor’s financial difficulties, which absent such support would have resulted in an interruption of our service to our customers. Because we are committed to providing uninterrupted service to our customers, and to minimizing the risk of such a disruption, we made additional, advance payments to the vendor (beyond those that were due to the vendor in association with services procured from the vendor). We ceased procuring services from the vendor in Q2 2023 and subsequent to that period no further amounts were paid. Because the costs of the additional payments made to the vendor were incremental to the costs incurred by us to deliver service to our customers, we do not consider them to be normal, recurring, cash operating expenses necessary to operate our business.
Reorganizational and severance costs are a component of our Globalization Efforts and Cost Savings as described in Key Factors and Trends Affecting our Operating Performance. These costs are due to efforts to globalize and centralize our workforce that will be implemented throughout 2023. We have never had a global shared service center and view this undertaking as outside the scope of normal operations. Costs include salary, benefits, equity and bonus compensation, and other employee costs for those who were identified to be terminated. These costs were recorded in sales and marketing, product and technology, and general and administrative operating expenses in the Consolidated Statement of Operations and Comprehensive Loss for the periods presented, based on the employee’s respective job function. Because these costs are part of a specific and unprecedented initiative, we do not consider these expenses to be normal, recurring, cash operating expenses necessary to operate our business.
Certain prior period adjusted EBITDA add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year. These reclassifications had no effect on the previously reported adjusted EBITDA totals.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,647)	$(29,521)	$(70,652)	$(67,820)
Add:
Depreciation and amortization	14,184	10,901	28,965	20,778
Interest income	(1,646)	(102)	(3,326)	(131)
Interest expense	453	539	882	1,031
Income tax expense	65	269	96	361
Other expense (income)	2,631	(6,827)	2,201	(19,672)
Share-based compensation	12,149	18,177	22,116	51,287
Warrants issued with revenue contracts	14	14	28	34
Amortization of non-cash payment for research and development	1,190	424	2,380	847
Net costs associated with exiting a contract(a)	505	1,249	1,222	2,923
Non-operating, non-recurring costs(b)	1,427	2,281	3,142	5,037
Reorganizational and severance costs(c)	8,224	3,482	18,036	6,059
Acquisition-related costs	267	1,249	825	3,224
Adjusted EBITDA(d)	$3,816	$2,135	$5,915	$3,958
____________
(a)For the three months ended June 30, 2023, represents revenue of $1.8 million and costs of revenue of $2.3 million. For the six months ended June 30, 2023, represents revenue of $3.8 million and costs of revenue of $5.0 million.
(b)For the three months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.5 million and contractual obligations of $0.3 million. For the six months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.9 million and contractual obligations of $0.7 million.
(c)For the three months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $7.3 million and severance of $0.9 million. For the six months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $16.3 million and severance of $1.7 million.
(d)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
Adjusted Net Loss
Adjusted net loss is a key performance measure that management uses to assess our operating performance. Because adjusted net loss facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted net loss as net loss attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) share-based compensation, (v) warrants issued with revenue contracts, (vi) amortization of non-cash payment for research and development, (vii) net costs associated with exiting a contract, (viii) non-operating, non-recurring costs, (ix) reorganizational and severance costs, and (x) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
See Adjusted EBITDA above for the discussion of the nature of costs underlying the categories of net costs associated with exiting a contract, non-operating, non-recurring costs, and reorganizational and severance costs.
Certain prior period adjusted net loss add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year. These reclassifications had no effect on the previously reported adjusted net loss totals.

Adjusted Loss Per Share
Adjusted loss per share is a key performance measure that management uses to assess our operating performance. Because adjusted loss per share facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted loss per share as adjusted net loss, as defined above, divided by the number of weighted average common shares outstanding - basic and diluted. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the three months ended June 30, 2023 and 2022 (in thousands, except share numbers and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Net loss attributable to Sharecare, Inc.	$(35,143)	$(29,025)	$(69,802)		$(67,226)
Add:
Amortization of acquired intangibles(a)	1,633	1,631	3,265		3,263
Amortization of deferred financing fees	—	70	31		138
Change in fair value of warrant liability and contingent consideration	96	(6,374)	(42)		(18,742)
Share-based compensation	12,149	18,177	22,116		51,287
Warrants issued with revenue contracts	14	14	28		34
Amortization of non-cash payment for research and development	1,190	424	2,380		847
Net costs associated with exiting a contract(b)	505	1,249	1,222		2,923
Non-operating, non-recurring costs(c)	1,427	2,281	3,142		5,037
Reorganizational and severance costs(d)	8,224	3,482	18,036	—	6,059
Acquisition-related costs	267	1,249	825		3,224
Adjusted net loss(e)	$(9,638)	$(6,822)	$(18,799)		$(13,156)

Weighted-average common shares outstanding, basic and diluted	354,049,808	347,334,401	353,490,234		346,122,333

Loss per share	$(0.10)	$(0.08)	$(0.20)		$(0.19)
Adjusted loss per share	$(0.03)	$(0.02)	$(0.05)		$(0.04)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)For the three months ended June 30, 2023, represents revenue of $1.8 million and costs of revenue of $2.3 million. For the six months ended June 30, 2023, represents revenue of $3.8 million and costs of revenue of $5.0 million.
(c)For the three months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.5 million and contractual obligations of $0.3 million. For the six months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.9 million and contractual obligations of $0.7 million.
(d)For the three months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $7.3 million and severance of $0.9 million. For the six months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $16.3 million and severance of $1.7 million.
(e)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.

Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, share repurchases, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.
We had $144.2 million in cash and cash equivalents as of June 30, 2023. Our principal commitments as of June 30, 2023 consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of June 30, 2023, there was $54.0 million available for borrowing under the Revolving Facility.
We believe our cash on hand will be sufficient to meet our operating cash flow, working capital, capital expenditure requirements, and fund share repurchases in the short-term (i.e., the 12 months from the date of this Quarterly Report on Form 10-Q). Our long-term liquidity (i.e., more than 12 months from the date of this Quarterly Report on Form 10-Q) needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.
The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,240)	$(39,912)
Net cash used in investing activities	$(15,182)	$(24,216)
Net cash (used in) provided by financing activities	$(2,061)	$4,753
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $21.2 million, a decrease of $18.7 million from $39.9 million of net cash used in operating activities for the six months ended June 30, 2022. Cash used during this period included the $70.7 million net loss for the six months ended June 30, 2023, offset by non-cash items of $56.5 million, which were primarily attributable to depreciation and amortization expense, and share-based compensation. In addition, changes in operating assets and liabilities of $7.1 million resulted in net cash used, attributable to accounts receivable, net, prepaid expense and other assets, accounts payable and accrued expenses, and deferred revenue.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $15.2 million compared to $24.2 million of net cash used in investing activities for the six months ended June 30, 2022. The decrease in cash outflows was primarily due to decreases in cash paid for capitalized internal-use software costs.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $2.1 million, primarily due to payments for shares repurchased of $2.7 million, partially offset by $1.4 million in proceeds from exercise of common stock options.
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of June 30, 2023. As of June 30, 2023, there were $0.4 million borrowings outstanding under the Revolving Facility.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2023 through April 30 2023	—	$—	—	$50,000,000
May 1, 2023 Through May 31, 2023	150,000	$1.48	150,000	$49,778,000
June 1, 2023 through June 30, 2023	1,400,000	$1.69	1,400,000	$47,412,000
Totals	1,550,000	$1.67	1,550,000	$47,412,000
(1) On May 31, 2023, the Board of Directors announced that it had re-authorized a $50 million stock repurchase program. The stock repurchase program has a 12-month term from May 31, 2023 to May 31, 2024. A dollar value of approximately $47.4 million in shares authorized remain available to be repurchased. There were no other repurchase programs announced as of June 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2023, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: August 9, 2023	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)