Form 10-Q
period 2023-09-30
Sharecare, Inc.
filed 2023-11-09
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2023, there were 352,423,864 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$128,008	$182,508
Accounts receivable, net (net of allowance for doubtful accounts of $8,788 and $7,197, respectively)	125,045	116,877
Other receivables	1,915	4,114
Prepaid expenses	8,604	12,612
Other current assets	4,833	4,515
Total current assets	268,405	320,626
Property and equipment, net	3,911	5,082
Other long-term assets	18,762	20,362
Intangible assets, net	146,818	163,114
Goodwill	191,703	191,817
Total assets	$629,599	$701,001
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,642	$8,838
Accrued expenses and other current liabilities (Note 3)	77,560	81,627
Deferred revenue	6,029	9,032
Contract liabilities, current	384	1,535
Total current liabilities	110,615	101,032
Warrant liabilities	523	2,441
Long-term debt	450	—
Other long-term liabilities	8,209	16,723
Total liabilities	119,797	120,196
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of September 30, 2023 and December 31, 2022	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 352,013,646 and 354,463,620 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	35	35
Additional paid-in capital	1,146,035	1,120,024
Accumulated other comprehensive loss	(2,809)	(2,794)
Accumulated deficit	(691,128)	(595,820)
Total Sharecare, Inc. stockholders’ equity	452,133	521,445
Noncontrolling interest in subsidiaries	(536)	1,155
Total stockholders’ equity	451,597	522,600
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$629,599	$701,001

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue (inclusive of $14,962 and $12,685 of related party revenue for the three months ended September 30, 2023 and 2022, respectively, and $51,755 and $28,138 of related party revenue for the nine months ended September 30, 2023 and 2022, respectively)	$113,327	$114,619	$339,975	$319,153
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization; inclusive of $8,441 and $5,666 of related party costs for three months ended September 30, 2023 and 2022, respectively, and $24,796 and $5,666 of related party costs for the nine months ended September 30, 2023 and 2022, respectively)	64,367	60,322	195,207	165,052
Sales and marketing	13,549	12,032	43,858	40,698
Product and technology	15,269	17,136	53,112	54,237
General and administrative	35,251	38,552	104,741	138,041
Depreciation and amortization	14,613	12,053	43,578	32,831
Total costs and operating expenses	143,049	140,095	440,496	430,859
Loss from operations	(29,722)	(25,476)	(100,521)	(111,706)
Other income (expense):
Interest income	1,535	319	4,861	450
Interest expense	(513)	(548)	(1,395)	(1,579)
Other income (expense)	3,286	(2,382)	1,085	17,290
Total other income (expense)	4,308	(2,611)	4,551	16,161
Loss before income tax benefit (expense)	(25,414)	(28,087)	(95,970)	(95,545)
Income tax benefit (expense)	43	627	(53)	265
Net loss	(25,371)	(27,460)	(96,023)	(95,280)
Net loss attributable to noncontrolling interest in subsidiaries	(920)	(103)	(1,770)	(697)
Net loss attributable to Sharecare, Inc.	$(24,451)	$(27,357)	$(94,253)	$(94,583)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.08)	$(0.27)	$(0.27)
Weighted-average common shares outstanding, basic and diluted	351,519,172	349,615,224	352,845,500	347,232,210

Net loss	$(25,371)	$(27,460)	$(96,023)	$(95,280)
Other comprehensive loss adjustments:
Foreign currency translation	(432)	(1,032)	64	(2,007)
Comprehensive loss	(25,803)	(28,492)	(95,959)	(97,287)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(913)	(139)	(1,691)	(599)
Comprehensive loss attributable to Sharecare, Inc.	$(24,890)	$(28,353)	$(94,268)	$(96,688)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—	281,042	—	282	—	—	—	282
Common stock issued upon vesting of restricted stock units	—	—	1,759,615	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Cumulative effect of adopting ASU 2016-13	—	—	—	—	—	—	(1,055)	—	(1,055)
Share-based compensation	—	—	—	—	10,406	—	—	—	10,406
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(346)	(346)
Currency translation adjustment	—	—	—	—	—	250	—	57	307
Repurchased shares of common stock related to exercise of employee stock options	—	—	(214,984)	—	(396)	—	—	—	(396)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(34,659)	—	(34,659)
Other	—	—	—	—	(131)	—	—	—	(131)
Balance at March 31, 2023	5,000,000	$58,205	356,289,293	$35	$1,130,199	$(2,544)	$(631,534)	$866	$497,022
Stock options exercised	—	—	188,023	—	170	—	—	—	170
Common stock issued upon vesting of restricted stock units	—	—	2,013,098	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	12,329	—	—	—	12,329
Net income (loss) attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(504)	(504)
Currency translation adjustment	—	—	—	—	—	174	—	15	189
Taxes paid related to net share settlement of equity awards	—	—	(346,450)	—	(511)	—	—	—	(511)
Shares repurchased	—	—	(1,550,000)	—	(2,607)	—	—	—	(2,607)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(35,143)	—	(35,143)
Balance at June 30, 2023	5,000,000	$58,205	356,593,964	$35	$1,139,594	$(2,370)	$(666,677)	$377	$470,959
Stock options exercised	—	—	52,120	—	66	—	—	—	66
Common stock issued upon vesting of restricted stock units	—	—	1,581,903	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	10	—	—	—	10
Share-based compensation	—	—	—	—	13,405	—	—	—	13,405
Net income (loss) attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(920)	(920)
Currency translation adjustment	—	—	—	—	—	(439)	—	7	(432)
Taxes paid related to net share settlement of equity awards	—	—	(321,306)	—	(403)	—	—	—	(403)

Shares repurchased	—	—	(5,893,035)	—	(6,637)	—	—	—	(6,637)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(24,451)	—	(24,451)
Balance at September 30, 2023	5,000,000	$58,205	352,013,646	$35	$1,146,035	$(2,809)	$(691,128)	$(536)	$451,597

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	5,000,000	$58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—	2,414,986	—	2,337	—	—	—	2,337
Common stock issued upon vesting of restricted stock units	—	—	73,617	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	–	—	19	—	—	—	19
Issuance of stock for WhitehatAI earnout	—	—	132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—	677,680	—	—	—	—	—	—
Share-based compensation	—	—	–	—	33,681	—	—	—	33,681
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	–	—	—	—	—	(98)	(98)
Currency translation adjustment	—	—	–	—	—	(69)	—	300	231
Net income (loss) attributable to Sharecare, Inc.	—	—	–	—	—	—	(38,201)	—	(38,201)
Other	—	—	(5,097)	—	—	—	—	—	—
Balance at March 31, 2022	5,000,000	$58,205	349,082,480	$35	$1,078,201	$(2,130)	$(515,314)	$2,013	$562,805
Stock options exercised	—	—	2,497,188	—	2,658	—	—	—	2,658
Common stock issued upon vesting of restricted stock units	—	—	346,698	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	18,558	—	—	—	18,558
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(496)	(496)
Currency translation adjustment	—	—	—	—	—	(1,040)	—	(166)	(1,206)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(29,025)	—	(29,025)
CareLinx working capital adjustment	—	—	—	—	(659)	—	—	—	(659)
Balance at June 30, 2022	5,000,000	$58,205	351,926,366	$35	$1,098,772	$(3,170)	$(544,339)	$1,351	$552,649
Stock options exercised	—	—	1,301,650	—	1,315	—	—	—	1,315
Common stock issued upon vesting of restricted stock units	—	—	306,326	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	10,702	—	—	—	10,702
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(103)	(103)
Currency translation adjustment	—	—	—	—	—	(996)	—	(36)	(1,032)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(27,357)	—	(27,357)

CareLinx working capital adjustment	—	—	(92,495)	—	—	—	—	—	—
Balance at September 30, 2022	5,000,000	$58,205	353,441,847	$35	$1,110,803	$(4,166)	$(571,696)	$1,212	$536,188

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(96,023)	$(95,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,578	32,831
Non-cash interest expense	480	733
Amortization of contract liabilities	(1,353)	(3,285)
Accretion of contract liabilities	204	660
Lease right-of-use assets expense	2,545	4,587
Change in fair value of warrant liability and contingent consideration	(3,346)	(15,765)
Amortization of non-cash payment for research and development	3,570	1,268
Share-based compensation	35,322	61,619
Deferred income taxes	64	(708)
Other	2,934	2,271
Changes in operating assets and liabilities:
Accounts receivable, net	(11,841)	1,686
Prepaid expenses and other assets	(739)	(4,219)
Accounts payable and accrued expenses	5,144	(26,539)
Operating lease liabilities	(458)	(1,377)
Deferred revenue	(3,003)	(648)
Net cash used in operating activities	(22,922)	(42,166)
Cash flows from investing activities:
Purchases of property and equipment	(1,397)	(1,909)
Capitalized internal-use software costs	(21,487)	(29,915)
Net cash used in investing activities	(22,884)	(31,824)
Cash flows from financing activities:
Payments for shares repurchased	(9,360)	—
Proceeds from exercise of common stock options	1,438	6,310
Payments on financing lease obligations	(835)	(542)
Net cash (used in) provided by financing activities	(8,757)	5,768
Effect of exchange rates on cash and cash equivalents	63	(319)
Net decrease in cash and cash equivalents	(54,500)	(68,541)
Cash and cash equivalents at beginning of period	182,508	271,105
Cash and cash equivalents at end of period	$128,008	$202,564
Supplemental disclosure of cash flow information:
Cash paid for interest	$605	$836
Cash paid for income taxes	$32	$23
Non-cash investing and financing activities:
CareLinx working capital adjustment	$—	$659
Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$2,676	$5,280
Assets obtained in exchange for lease obligations	$1,812	$3,254
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

Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheet as of September 30, 2023 and the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three month periods within the nine months ended September 30, 2023 and 2022, and Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, the Company’s consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2022.

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, net, consists of trade accounts receivable which are due under normal trade terms requiring payment, typically within 45 days from the invoice date. The allowance for doubtful accounts is based on management's estimate for expected credit losses for outstanding trade accounts receivable and is recorded as an offset to accounts receivable. Changes in the allowance for doubtful accounts are classified as general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and adjusts based on expectations of changes in macro-economic conditions and customer-specific information that may impact the collectability of outstanding receivables. The Company reassesses the adequacy of the allowance for doubtful accounts each reporting period.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The changes in the allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for doubtful accounts – beginning balance	$8,145	$7,812	$7,197	$6,212
Provision for doubtful accounts	724	755	2,811	2,468
Amounts written off and other adjustments	(81)	(1,727)	(1,220)	(1,840)
Allowance for doubtful accounts – ending balance	$8,788	$6,840	$8,788	$6,840
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements (amortization will continue through 2023). Amortization of these contract liabilities was $0.5 million for three months ended September 30, 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $1.1 million for three months ended September 30, 2022, of which $0.4 million was included within cost of revenues and $0.7 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Amortization of these contract liabilities was $1.4 million for nine months ended September 30, 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $3.3 million for nine months ended September 30, 2022, of which $1.3 million was included within cost of revenues and $2.0 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a related party in the amount of $17.4 million, related to service agreements, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Deferred Revenue
The Company records contract liabilities, which consist of deferred revenue and contract billings in excess of earned revenue, pursuant to ASC 606.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of September 30, 2023 and December 31, 2022, such fees were $6.0 million and $9.0 million, respectively. The Company recognized $0.5 million of revenue during the three months ended September 30, 2023 that was included in deferred revenue at December 31, 2022. The Company recognized $3.3 million of revenue during the nine months ended September 30, 2023 that was included in deferred revenue at December 31, 2022.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of September 30, 2023 and December 31, 2022, such fees included within deferred revenue were $5.4 million and $4.4 million, respectively.
In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.1 million and $1.4 million of revenues recognized during the three months ended September 30, 2023 and 2022, respectively, were performance-based. During the three months ended September 30, 2023, $0.1 million of revenue was recognized, which related to services provided prior to December 31, 2022.
Approximately $3.4 million and $5.8 million of revenues recognized during the nine months ended September 30, 2023 and 2022, respectively, were performance-based. During the nine months ended September 30, 2023, $0.7 million was recognized in revenue that related to services provided prior to December 31, 2022. As of September 30, 2023 and 2022, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $4.6 million and $6.5 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of September 30, 2023, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $81.2 million. As of September 30, 2023, the Company expects to recognize revenue on approximately 84% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Enterprise	$60,216	$65,223	$194,460	$184,882
Provider	32,978	28,712	91,143	79,831
Life Sciences	20,133	20,684	54,372	54,440
Total Revenue	$113,327	$114,619	$339,975	$319,153

Other Income (Expense)
For the three and nine months ended September 30, 2023 and 2022, other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Re-measurement of contingent consideration	$520	$(2,121)	$1,428	$9,131
Re-measurement of warrant liabilities	2,784	(856)	1,918	6,634
Other	(18)	595	(2,261)	1,525
Total other income (expense)	$3,286	$(2,382)	$1,085	$17,290

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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing of recognition, and enhance the accounting and disclosure, of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivable and could result in the creation of an allowance for credit losses as a contra-asset account. The ASU requires a cumulative-effect change to retained earnings (accumulated deficit) in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements, with the primary impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to accumulated deficit, as shown in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2023 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$111,216	$—	$—	$111,216
Total cash equivalents at fair value	$111,216	$—	$—	$111,216

Liabilities
Warrant liabilities	$523	$—	$—	$523
Contingent consideration – other liabilities	—	—	451	451
Total liabilities at fair value	$523	$—	$451	$974
The warrants issued during the initial public offering by Falcon Capital Acquisition Corp. “FCAC” and the warrants issued by FCAC simultaneously with its initial public offering in a private placement, are both classified within Level 1 as they are publicly traded and have an observable market price in an active market. Additionally, the warrant liabilities are exercisable for one share of common stock at an exercise price of $11.50.
Contingent consideration is classified within Level 3 as it is valued using certain unobservable inputs. The fair value of the contingent consideration is estimated based on the Company’s stock price and number of shares expected to be issued

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
related to acquisitions in prior years and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration — other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2022	$1,879
Re-measurement of contingent consideration	(1,428)
September 30, 2023	$451
3. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses	$16,268	$18,526
Accrued compensation	11,449	23,762
Accrued media costs	3,483	4,515
Accrued taxes	1,634	1,602
Operating lease liabilities, current	2,043	2,941
Contract liabilities due to a related party, current	17,353	10,000
Accrued expenses due to a related party	23,941	18,011
Accrued other	1,389	2,270
Total accrued expenses and other current liabilities	$77,560	$81,627

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of September 30, 2023 were as follows (in thousands):

	September 30, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$65,793	$(26,366)	$39,427	8.3
Trade name	3,549	(1,868)	1,681	7.9
Customer relationships	77,849	(38,112)	39,737	9.0
Internal-use software	177,733	(120,362)	57,371	2.0
Total definite-lived, intangible assets	$324,924	$(186,708)	$138,216

Intangible assets not subject to amortization
Internal-use software projects in process	$3,572	$—	$3,572
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	8,602	—	8,602
Total intangible assets	$333,526	$(186,708)	$146,818

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2022	$191,817
Foreign currency translation adjustment	(114)
September 30, 2023	$191,703
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subjected to annual tests of impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. The Company initially evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, a quantitative assessment of the fair value of a reporting unit is performed to test goodwill for impairment using a combination of the income and market approaches. There have been no impairments of goodwill since the Company’s inception.
As a result of the sustained decline in the Company’s stock price and associated market capitalization, the Company performed an impairment test during the third quarter of 2023. The fair value of the reporting units for goodwill impairment testing was determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of approximately 10%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would have resulted in a 3% and 7% decline in the fair value, respectively of our reporting units which would not have resulted in impairment.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Amortization expense for intangible assets during the three months ended September 30, 2023 and 2022 totaled $13.9 million and $11.2 million, respectively. Amortization expense for intangible assets during the nine months ended September 30, 2023 and 2022 totaled $41.4 million and $30.5 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of September 30, 2023 (in thousands):

Year ending December 31:
Remainder of 2023	$13,393
2024	45,302
2025	29,349
2026	16,048
2027	10,816
Thereafter	23,308
Total	$138,216
5. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three months ended September 30, 2023, the Company recognized income tax benefit of less than $0.1 million, primarily due to tax on foreign income. For the three months ended September 30, 2022, the Company recognized an income tax benefit of $0.6 million, primarily due to tax on foreign income and a reduction in the U.S. valuation allowance related to an acquisition. For the nine months ended September 30, 2023, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax. For the nine months ended September 30, 2022, the Company recognized income tax benefit of $0.3 million, primarily due to tax on foreign income and a reduction in the U.S. valuation allowance related to an acquisition.
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

As of September 30, 2023, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,171,652	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon the achievement of specified milestones. As of September 30, 2023, these agreements provide for the issuance of up to 5,182,109 shares of common stock and 8,194,627 warrants to purchase shares of common stock. With respect to these arrangements, there were 107,476 warrants earned but not issued as of September 30, 2023.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the nine months ended September 30, 2023 are as follows (in thousands, except share and per share amounts):

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2022	103,557,247	$2.88	6.88	$25,753	16,050,794	$3.21
Granted	—	—			39,420,993	$1.83
Exercised/Released	(521,185)	$0.99		$57	(5,354,616)	$2.72
Cancelled/Forfeited	(6,116,595)	$2.07			(3,414,923)	$3.15
Outstanding as of September 30, 2023	96,919,467	$2.99	6.17	$360	46,702,248	$2.11
Vested and/or exercisable as of September 30, 2023	79,631,937	$2.43	5.89	$360	—	$—
Vested and/or exercisable as of December 31, 2022	75,439,358	$1.96	6.50	$22,030	—	$—

Vested but unissued restricted stock units as of September 30, 2023 and December 31, 2022 were immaterial.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$213	$83	$512	$309
Sales and marketing	1,814	300	4,089	2,826
Product and technology	53	1,413	2,276	3,176
General and administrative	11,126	8,535	28,445	55,308
Total share-based compensation expense	$13,206	$10,331	$35,322	$61,619
Additionally, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended September 30, 2023 and 2022, included approximately $0.2 million and $0.4 million related to capitalizable internally developed software activities, respectively. Share-based compensation, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) costs for the nine months ended September 30, 2023 and 2022, included approximately $1.3 million and $1.3 million related to capitalizable internally developed software activities, respectively.
On May 31, 2023, each of the principal executive officer, principal financial officer, other named executive officers, and certain eligible employees of the Company voluntarily elected to forgo up to 25% of their cash base salary for the next 12 months, and in lieu thereof received restricted stock units (“RSUs”) with a value equal to the cash amount they elected to forego over the 12-month period. In consideration for forgoing guaranteed cash compensation, each individual will receive an additional number of RSUs with a value equal to 25% of the amount of cash salary they have elected to forgo. The RSUs were issued in June 2023 and will vest in four equal quarterly installments over the next 12 months, subject to the individual’s continued employment. The ability of the named executive officers and other eligible employees to make such election to forgo

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

guaranteed cash compensation and receive RSUs in lieu thereof was approved by the Compensation and Human Capital Committee of the Company’s board of directors. The unvested RSUs are classified as a liability. As of September 30, 2023, there was $0.4 million of unvested RSUs classified as a liability and recorded to accrued expenses and other current liabilities in the Consolidated Balance Sheets. As such, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended September 30, 2023 does not reflect the cost associated with these awards. Upon vesting of these RSUs, amounts will be reclassified from liability to equity.
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
8. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. The Company is in process of winding down the contract with this related party and plans for Sharecare Brasil Servicios de Consultoria, Ltda to cease operations by the end of the 2023. As of September 30, 2023 and December 31, 2022, $0 and $1.4 million, respectively, in receivables were outstanding with Sul América. Revenues recognized for the three month period ended September 30, 2023 and 2022 from Sul América totaled $0.4 million and $2.0 million, respectively. Revenues recognized for the nine month period ended September 30, 2023 and 2022 from Sul América totaled $3.0 million and $7.1 million, respectively.
The Series A Preferred Stock is held by a customer that also had an employee serving on the Company’s Board of Directors. During the three month period ended June 30, 2023, the board member ceased employment with the customer. Subsequent to the board member’s termination of employment with the customer, this customer was no longer considered a related party. As of September 30, 2023 and December 31, 2022, $10.6 million and $3.1 million, respectively, in receivables were outstanding from this related party. Additionally, as of September 30, 2023 and December 31, 2022, current assets included $1.2 million and $4.8 million, respectively, associated with this related party related to the amount recorded in excess of cash received which represents a non-cash payment for up front research and development costs related to the issuance of the Series A Preferred Stock. For the three months ended September 30, 2023 and 2022, the Company paid $0 and $0.5 million related to administration fees and stop-loss coverage for employee health insurance, respectively, to a related party. For the nine months ended September 30, 2023 and 2022, the Company paid $0 and $1.5 million related to administration fees and stop-loss coverage for employee health insurance, respectively. Revenues recognized for this customer for the three months ended September 30, 2023 and 2022 totaled $4.7 million and $4.9 million, respectively. Revenues recognized for this customer for the nine months ended September 30, 2023 and 2022 totaled $14.2 million and $15.3 million, respectively.
Additionally, during the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. Separate from the above disclosed amounts for this related party, revenues recognized related to these distinct services for the three months ended September 30, 2023 and 2022 totaled $8.9 million and $5.7 million, respectively. Revenues recognized related to these distinct services for the nine months ended September 30, 2023 and 2022 totaled $31.8 million and $5.7 million, respectively. As of September 30, 2023, there were $38.3 million in receivables, $41.3 million in accrued expenses, $0 of long-term liabilities, $1.7 million of current contract assets, and $4.6 million in long-term contract assets recorded in connection with these distinct agreements. As of December 31, 2022, there were $18.1 million in receivables, $28.0 million in accrued expenses, $6.9 million of long-term liabilities, $1.7 million of current contract assets, and $5.8 million in long-term contract assets recorded in connection with these distinct agreements. The contract assets are being amortized as a reduction of revenue over the contract term. Revenue for the three months ended September 30, 2023 and 2022, included $0.4 million and $0.2 million of amortization of such contract assets, respectively. Revenue for the nine months ended September 30, 2023 and 2022, included $1.2 million and $0.2 million of amortization of

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

such contract assets, respectively. Additionally, the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset of $6.5 million and $7.9 million, as of September 30, 2023 and December 31, 2022, respectively, which is being amortized over its estimated useful life. The Company also entered into separate agreements during the third quarter of 2022 for the purchase of distinct goods and services from that customer for amounts totaling $8.4 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively, and $24.8 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively, which are which are recorded in cost of sales for each respective period. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues as described above.
The Company has a customer that is affiliated with a member of its Board of Directors that was nominated during the first quarter of 2023. As of September 30, 2023, $1.0 million in receivables were outstanding from this related party and revenues recognized for the three and nine months ended September 30, 2023 totaled $1.0 million and $2.8 million, respectively.
9. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(25,371)	$(27,460)	$(96,023)	$(95,280)
Less: Net loss attributable to noncontrolling interests in subsidiaries	(920)	(103)	(1,770)	(697)
Net loss available to common stockholders	$(24,451)	$(27,357)	$(94,253)	$(94,583)

Denominator
Weighted-average common shares outstanding, basic and diluted	351,519,172	349,615,224	352,845,500	347,232,210
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.08)	$(0.27)	$(0.27)
The Company’s potential dilutive securities, which include stock options and restricted stock units, redeemable convertible preferred stock, and contingently issuable shares, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and restricted stock units	4,096,122	42,122,506	16,051,839	40,592,631
Redeemable convertible preferred stock	5,000,000	5,000,000	5,000,000	5,000,000
Contingently issuable shares	—	—	—	157,372
Total	9,096,122	47,122,506	21,051,839	45,750,003

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

10. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, November 9, 2023, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2022, 2021, and 2020, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023, and Sharecare’s unaudited interim financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and the success of our workplace globalization efforts; and
•the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Offering Additional Solutions.    We believe there is significant opportunity to cross-sell our provider solutions to existing accounts, including deploying our value-based care solution to approximately 6,000 health system clients.
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
•Globalization Efforts and Cost Savings. Our globalization efforts across our Provider and Enterprise channels are currently being implemented and will continue throughout 2023. Through these globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. Cost savings began in the first quarter of 2023 and have increased as we have progressed throughout the year. The global shared service center is expected to become operational near the end of 2023.

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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, employment taxes, travel, globalization efforts, and share-based compensation costs for our employees engaged in sales, account management, marketing, public relations and related support. In addition, these expenses include marketing sponsorships and engagement marketing spend. These expenses exclude any allocation of occupancy expense and depreciation and amortization.
We expect our sales and marketing expenses to fluctuate as we strategically invest to expand our business. As we scale our sales and marketing personnel in the short- to medium-term, we expect these expenses to fluctuate in both absolute dollars and as a percentage of revenue.
Product and Technology Expenses
Product and technology expenses include personnel and related expenses for software engineering, information technology infrastructure, business intelligence, technical account management, project management, security, product development, globalization efforts, and share-based compensation. Product and technology expenses also include indirect hosting and related costs to support our technology, outsourced software, and engineering services. Our technology and development expenses exclude any allocation of occupancy expense and depreciation and amortization.
We continue to invest in the development of our technology platform. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our technology and development expenses.
General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to service delivery, sales and marketing, or product and technology and our globalization efforts. They also include professional fees, share-based compensation, settlement of legal obligations, lease termination expense, enterprise resource planning implementation costs, acquisition related costs, rent, utilities and maintenance related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our general and administrative expenses.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table presents our unaudited Consolidated Statement of Operations for the three months ended September 30, 2023 and 2022, and the percentage change between the two periods:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$113,327	$114,619	$(1,292)	(1)%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	64,367	60,322	4,045	7%
Sales and marketing	13,549	12,032	1,517	13%
Product and technology	15,269	17,136	(1,867)	(11)%
General and administrative	35,251	38,552	(3,301)	(9)%
Depreciation and amortization	14,613	12,053	2,560	21%
Total costs and operating expenses	143,049	140,095	2,954	2%
Loss from operations	(29,722)	(25,476)	(4,246)	(17)%
Other income (expense)
Interest income	1,535	319	1,216	n.m
Interest expense	(513)	(548)	(35)	(6)%
Other income (expense)	3,286	(2,382)	5,668	238%
Total other income (expense)	4,308	(2,611)	6,919	265%
Net loss before taxes	(25,414)	(28,087)	2,673	10%
Income tax benefit	43	627	(584)	(93)%
Net loss	(25,371)	(27,460)	2,089	8%
Net loss attributable to noncontrolling interest in subsidiaries	(920)	(103)	(817)	n.m
Net loss attributable to Sharecare, Inc.	$(24,451)	$(27,357)	$2,906	11%
____________
n.m. — Percentage change not meaningful

Revenue
Revenue decreased $1.3 million, or 1%, from $114.6 million for the three months ended September 30, 2022 to $113.3 million for the three months ended September 30, 2023. Overall, revenue decreased from reduced supply of nurses in our home health business, updated fee structures with a legacy contract, and the decrease of Smart Omix deliverables offset by an increase in the medical records business.
The channel revenue changed as follows: enterprise channel decreased by $5.0 million (from $65.2 million for 2022 to $60.2 million for 2023), the provider channel increased by $4.3 million (from $28.7 million for 2022 to $33.0 million for 2023)

and the life sciences channel decreased by $0.6 million (from $20.7 million for 2022 to $20.1 million for 2023). The decrease in the enterprise channel of 8% was attributable mostly to reductions in legacy customer fee structures and home health demand. The provider channel increase of 15% was attributable to increased medical record volume and new customers in both the release of information and medical record audit product lines. The life sciences channel decreased 3% due to the expected decrease of Smart Omix deliverables, during the period.
Costs of Revenue
Costs of revenue increased $4.0 million, or 7%, from $60.3 million for the three months ended September 30, 2022 to $64.4 million for the three months ended September 30, 2023. The increase was due to the increased revenue in advocacy and the direct costs of delivery of those services, the globalization of our medical records business, as well as a shift in product mix in several business lines.
Sales and Marketing
Sales and marketing expense increased $1.5 million, or 13%, from $12.0 million for the three months ended September 30, 2022 to $13.5 million for the three months ended September 30, 2023. The increase was attributable to additional share-based compensation expense.
Product and Technology
Product and technology expenses decreased $1.9 million, or 11%, from $17.1 million for the three months ended September 30, 2022 to $15.3 million for the three months ended September 30, 2023. The decrease was attributable to decreased non-cash share based compensation expense offset by increases in reorganization and severance costs tied to our globalization efforts.
General and Administrative
General and administrative expense decreased $3.3 million, or 9%, from $38.6 million for the three months ended September 30, 2022 to $35.3 million for the three months ended September 30, 2023. General and administrative expense decreased due to cost reduction efforts of our facility lease footprint and lower consulting for the home health business as well as a one-time bonus earnout in the prior period, all of which contributed to a decrease of $5.9 million. Partially offsetting the reductions was an increase of $2.6 million in non-cash share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $2.6 million, or 21%, from $12.1 million for the three months ended September 30, 2022 to $14.6 million for the three months ended September 30, 2023. The increase was primarily related to placing platform-related developed software into service.
Other (Expense) Income
Other (expense) income fluctuated $5.7 million from $2.4 million of expense for the three months ended September 30, 2022 to $3.3 million of income for the three months ended September 30, 2023. This activity was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table presents our unaudited Consolidated Statement of Operations for the nine months ended September 30, 2023 and 2022, and the percentage change between the two periods:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue	$339,975	$319,153	$20,822	7%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	195,207	165,052	30,155	18%
Sales and marketing	43,858	40,698	3,160	8%
Product and technology	53,112	54,237	(1,125)	(2)%
General and administrative	104,741	138,041	(33,300)	(24)%
Depreciation and amortization	43,578	32,831	10,747	33%
Total costs and operating expenses	440,496	430,859	9,637	2%
Loss from operations	(100,521)	(111,706)	11,185	10%
Other income (expense)
Interest income	4,861	450	4,411	980%
Interest expense	(1,395)	(1,579)	(184)	(12)%
Other income	1,085	17,290	(16,205)	(94)%
Total other income	4,551	16,161	(11,610)	(72)%
Net loss before taxes	(95,970)	(95,545)	(425)	—%
Income tax (expense) benefit	(53)	265	(318)	(120)%
Net loss	(96,023)	(95,280)	$(743)	(1)%
Net loss attributable to noncontrolling interest in subsidiaries	(1,770)	(697)	(1,073)	(154)%
Net loss attributable to Sharecare, Inc.	$(94,253)	$(94,583)	$330	—%
Revenue
Revenue increased $20.8 million, or 7%, from $319.2 million for the nine months ended September 30, 2022 to $340.0 million for the nine months ended September 30, 2023. Overall, we saw growth from the new advocacy product line of $24.2 million as well as organic growth in our medical records business, partially offset by declines in home health demand.
The channel revenue changed as follows: enterprise channel increased by $9.6 million (from $184.9 million for 2022 to $194.5 million for 2023), the provider channel increased by $11.3 million (from $79.8 million for 2022 to $91.1 million for 2023) and the life sciences channel decreased by $0.1 million (from $54.4 million for 2022 to $54.4 million for 2023). Increases in the enterprise channel of 5% were attributable to the new advocacy product and increased engagement in digital therapeutics, partially offset by decreased demand in home health. The provider channel increase of 14% was attributable to increased medical record volume and new customers in both the release of information and medical record audit product lines. The life sciences channel was consistent with the prior year and in line with expectations.
Costs of Revenue
Costs of revenue increased $30.2 million, or 18%, from $165.1 million for the nine months ended September 30, 2022 to $195.2 million for the nine months ended September 30, 2023. The increase was due to increased sales. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from shifts in product mix and the increase of direct costs related to delivery of advocacy services for several large new customers.
Sales and Marketing
Sales and marketing expense increased $3.2 million, or 8%, from $40.7 million for the nine months ended September 30, 2022 to $43.9 million for the nine months ended September 30, 2023. The increase includes $2.8 million in increased salary and benefit costs for new sales and account management headcount along with additional share-based compensation and travel expenses. The increases were partially offset with reductions in brand marketing and recruiting expenses
Product and Technology
Product and technology expenses decreased $1.1 million, or 2%, from $54.2 million for the nine months ended September 30, 2022 to $53.1 million for the nine months ended September 30, 2023. The decrease was attributable mostly to reduction in labor and share-based compensation along with lower expenses for hardware and applications services. These decreases were slightly offset by increased severance expense.
General and Administrative
General and administrative expense decreased $33.3 million, or 24%, from $138.0 million for the nine months ended September 30, 2022 to $104.7 million for the nine months ended September 30, 2023. Non-cash share-based compensation expense and non-operational expenses accounted for $29.7 million of the decrease, with the remainder attributable to a one-time bonus earnout in the prior year and decreases to business insurance and recruiting expense.
Depreciation and Amortization
Depreciation and amortization increased $10.7 million, or 33%, from $32.8 million for the nine months ended September 30, 2022 to $43.6 million for the nine months ended September 30, 2023. The increase was primarily related to placing platform-related developed software into service.
Other Income
Other income decreased $16.2 million from $17.3 million of income for the nine months ended September 30, 2022 to $1.1 million of income for the nine months ended September 30, 2023. The decrease in income was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) other (income) expense (non-operating), (vi) share-based compensation, (vii) warrants issued with revenue contracts, (viii) amortization of non-cash payment for research and development, (ix) non-operating, non-recurring costs, (x) reorganizational and severance costs, and (xi) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
Non-operating, non-recurring costs for the three months ended September 30, 2023 primarily include costs related to legal matters. Non-operating, non-recurring costs for the nine months ended September 30, 2023 include costs of our ERP system implementation, costs of contractual obligations associated with a financially distressed vendor, and costs related to legal matters. The ERP and legal matter costs are recorded in general and administrative operating expense and the financially distressed vendor costs are recorded in cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss for each respective period presented.
Legal matter costs include attorney fees associated with a dispute that arose from a prior acquisition and attorney fees associated with the submission of an unsolicited acquisition offer as filed in the Schedule 13D with the SEC on October 11, 2023. These matters have unique facts and circumstance that are not directly related to our operations. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
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
Financially distressed vendor costs include financial support from us to a vendor in response to the vendor’s financial difficulties, which absent such support would have resulted in an interruption of our service to our customers. Because we are committed to providing uninterrupted service to our customers, and to minimizing the risk of such a disruption, we made additional, advance payments to the vendor beyond those that were due to the vendor in association with services procured from the vendor. We ceased procuring services from the vendor in Q2 2023 and subsequent to that period no further amounts were paid. Because the costs of the additional payments made to the vendor were incremental to the costs incurred by us to deliver service to our customers, we do not consider them to be normal, recurring, cash operating expenses necessary to operate our business.
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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(25,371)	$(27,460)	$(96,023)	$(95,280)
Add:
Depreciation and amortization	14,613	12,053	43,578	32,831
Interest income	(1,535)	(319)	(4,861)	(450)
Interest expense	513	548	1,395	1,579
Income tax (benefit) expense	(43)	(627)	53	(265)
Other (income) expense	(3,286)	2,382	(1,085)	(17,290)
Share-based compensation	13,206	10,331	35,322	61,619
Warrants issued with revenue contracts	10	14	38	48
Amortization of non-cash payment for research and development	1,190	423	3,571	1,269
Non-operating, non-recurring costs(a)	1,296	3,062	4,415	7,601
Reorganizational and severance costs(b)	9,010	3,265	26,265	6,868
Acquisition-related costs	—	1,520	825	4,744
Adjusted EBITDA(c)(d)	$9,603	$5,192	$13,493	$3,274
____________
(a)For the three months ended September 30, 2023, primarily represents costs related to legal matters of $0.8 million. For the nine months ended September 30, 2023, primarily represents costs related to the ERP implementation of $1.0 million, contractual obligations of $0.7 million, and legal matters of $0.9 million.
(b)For the three months ended September 30, 2023, primarily represents costs related to globalizing the Company's workforce of $6.9 million and severance of $2.1 million. For the nine months ended September 30, 2023, primarily represents costs related to globalizing the Company's workforce of $22.5 million and severance of $3.8 million.
(c)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
(d)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract, lease terminations, and indirect globalization employee costs from our computation of Adjusted EBITDA. For the three months ended September 30, 2023 and 2022, these costs totaled $0 and $2.0 million, respectively. For the nine months ended September 30, 2023 and 2022, these costs totaled $2.0 million and $7.9 million, respectively. Adjusted EBITDA for all prior periods presented has been recast to conform to the current period computation methodology.
Adjusted Net Loss
Adjusted net loss is a key performance measure that management uses to assess our operating performance. Because adjusted net loss facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and to evaluate our performance.
We calculate adjusted net loss as net loss attributable to Sharecare, Inc. adjusted to exclude (i) amortization of acquired intangibles, (ii) amortization of deferred financing fees, (iii) change in fair value of warrant liability and contingent consideration, (iv) share-based compensation, (v) warrants issued with revenue contracts, (vi) amortization of non-cash payment for research and development, (vii) non-operating, non-recurring costs, (viii) reorganizational and severance costs, and (ix) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
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
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the three months ended September 30, 2023 and 2022 (in thousands, except share numbers and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022
Net loss attributable to Sharecare, Inc.	$(24,451)	$(27,357)	$(94,253)		$(94,583)
Add:
Amortization of acquired intangibles(a)	1,632	1,632	4,897		4,895
Amortization of deferred financing fees	—	71	31		209
Change in fair value of warrant liability and contingent consideration	(3,304)	2,977	(3,346)		(15,765)
Share-based compensation	13,206	10,331	35,322		61,619
Warrants issued with revenue contracts	10	14	38		48
Amortization of non-cash payment for research and development	1,190	423	3,571		1,269
Non-operating, non-recurring costs(b)	1,296	3,062	4,415		7,601
Reorganizational and severance costs(c)	9,010	3,265	26,265	—	6,868
Acquisition-related costs	—	1,520	825		4,744
Adjusted net loss(d)(e)	$(1,411)	$(4,062)	$(22,235)		$(23,095)

Weighted-average common shares outstanding, basic and diluted	351,519,172	349,615,224	352,845,500		347,232,210

Loss per share	$(0.07)	$(0.08)	$(0.27)		$(0.27)
Adjusted loss per share	$0.00	$(0.01)	$(0.06)		$(0.07)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)For the three months ended September 30, 2023, primarily represents costs related to legal matters of $0.8 million. For the nine months ended September 30, 2023, primarily represents costs related to the ERP implementation of $1.0 million, contractual obligations of $0.7 million, and legal matters of $0.9 million.
(c)For the three months ended September 30, 2023, primarily represents costs related to globalizing the Company's workforce of $6.9 million and severance of $2.1 million. For the nine months ended September 30, 2023, primarily represents costs related to globalizing the Company's workforce of $22.5 million and severance of $3.8 million.
(d)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
(e)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract, lease terminations, and indirect globalization employee costs from our computation of Adjusted Net Loss. For the three months ended September 30, 2023 and 2022, these costs totaled $0 and $2.0 million, respectively. For the nine months ended September 30, 2023 and 2022, these costs totaled $2.0 million and $7.9 million, respectively. Adjusted Net Loss for all prior periods presented has been recast to conform to the current period computation methodology.
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

We had $128.0 million in cash and cash equivalents as of September 30, 2023. Our principal commitments as of September 30, 2023 consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of September 30, 2023, there was $54.0 million available for borrowing under the Revolving Facility.
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
The following table summarizes our cash flow activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(22,922)	$(42,166)
Net cash used in investing activities	$(22,884)	$(31,824)
Net cash (used in) provided by financing activities	$(8,757)	$5,768
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $22.9 million, a decrease of $19.2 million from $42.2 million of net cash used in operating activities for the nine months ended September 30, 2022. Cash used during this period included the $96.0 million net loss for the nine months ended September 30, 2023, offset by non-cash items of $84.0 million, which were primarily attributable to depreciation and amortization expense, and share-based compensation. In addition, changes in operating assets and liabilities of $10.9 million resulted in net cash used, attributable to accounts receivable, net, prepaid expense and other assets, accounts payable and accrued expenses, and deferred revenue.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $22.9 million compared to $31.8 million of net cash used in investing activities for the nine months ended September 30, 2022. The decrease in cash outflows was primarily due to decreases in cash paid for capitalized internal-use software costs.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $8.8 million, primarily due to payments for shares repurchased of $9.4 million, partially offset by $1.4 million in proceeds from exercise of common stock options.
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of September 30, 2023. As of September 30, 2023, there were $0.5 million borrowings outstanding under the Revolving Facility.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED
The following table provides information about the purchases of shares of our common stock during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2023 through July 31, 2023	—	$—	—	$47,412,000
August 1, 2023 through August 31, 2023	5,893,035	$1.13	5,893,035	$40,774,500
September 1, 2023 through September 30, 2023	—	$—	—	$40,774,500
Totals	7,443,035	$1.24	7,443,035	$40,774,500
(1) On May 31, 2023, the Board of Directors announced that it had re-authorized a $50 million stock repurchase program. The stock repurchase program has a 12-month term from May 31, 2023 to May 31, 2024. As of September 30, 2023, a dollar value of approximately $40.8 million in shares authorized remain available to be repurchased. There were no other repurchase programs announced as of September 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 9, 2023	SHARECARE, INC.

By: /s/ Jeffrey Arnold
	Name:	Jeffrey Arnold
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)