Form 10-K
period 2023-12-31
Sharecare, Inc.
filed 2024-03-29
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $624,039,437 (based on the closing sale price of the registrant’s common stock on that date as reported by The NASDAQ Stock Market LLC). Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 22, 2024, there were 358,572,273 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I
ITEM 1. BUSINESS
Unless the context otherwise requires, “we,” “us,” “our,” “the Company” and “Sharecare” refer to Sharecare, Inc., a Delaware corporation, and its consolidated subsidiaries.
Overview
We are a leading digital healthcare company that helps people access, navigate and unify resources to improve their health and well-being in one place, regardless of where they are in their health journey. Our comprehensive and data-driven interoperable ecosystem is designed to help people, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by enabling positive behavior change. Driven by our philosophy that we are “all together better,” at Sharecare, we are committed to supporting each individual through the lens of their personal health and ensuring high-quality care is more accessible and affordable for everyone.
Our digital first ecosystem is centered on the person. We believe everyone’s health and well-being is inherently interconnected. Just as a person’s physical health is inextricably linked to their mental and emotional health, an individual’s health is also connected to a greater collective that includes their employer, providers, insurers, colleagues, family, friends, and local communities. However, these groups have historically remained disconnected with various stakeholders providing potentially hundreds of fragmented point solutions, each addressing only one or two specific health-related objectives. By integrating fragmented point solutions and bringing together disparate stakeholders across the healthcare ecosystem into one connected, interoperable virtual care platform, we believe that we can fulfill the role of a unifier and leverage smartphone technology to foster a frictionless user-friendly experience that engages people across the dynamic continuum of their healthcare needs. We have built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.
Our platform offers an accessible, interactive, personalized and rewarding environment that aims to transform user engagement with their healthcare from episodic to everyday. The platform provides a single destination for people, patients and caregivers to access quality and clinically reviewed content; digitally connect with other patients, community members and healthcare professionals; and adopt action plans provided by healthcare professionals from top institutions. Centralized within this dynamic digital platform, we provide health assessment and wellness tools and population health services to create personalized action plans, improve productivity and reduce health-related costs. Our tools foster improved adoption, engagement, navigation and utilization of benefits, ratings, and downstream outcomes for different populations, including specific configurations and connected experiences for Commercial, Medicaid, Medicare Advantage (MA), and dual eligible populations. For example, our WeCare platform offered by Sharecare platform aims to transform the Medicaid experience to deliver comprehensive care designed specifically to address the unique social risks, technical literacy, and financial stressors and resource needs exhibited by Medicaid populations across and within markets, accelerating health outcomes and equity for those who need it most.
Leveraging these same digital technologies and infrastructure with connected high touch, in-home and transitions of care programs, Sharecare is also able to participate in risk- and value-based care arrangements with physicians, providers and payviders, including patient engagement ecosystems designed for care gap closures and accelerating health and well-being between provider touch points. Additionally, we also provide hospital systems and physician practices with secure, automated release of information, electronic medical record archiving and business consulting services to streamline the medical records process for both patients and medical facilities, enabling risk adjustment that ties to advancing ratings, reimbursements, and patient access.
Sharecare also yields strong return on investment performance on behalf of its life sciences and pharmaceutical partners through consumer acquisition campaigns that utilize data-driven and contextual lead generation, sponsorships, audience targeting and condition-specific marketing. Finally, we support care through our network of home caregivers and nurses. We deliver value via our provider, enterprise, and life sciences channels, enabling strong activation and programmatic strategies that can be pivoted to support patient and member enrollment, activation, and retention across Sharecare segments.
Since the Sharecare platform was launched in 2012, it has grown to approximately 12.5 million eligible lives, and 8,000 hospitals and physician practices.
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
Our Strengths
Comprehensive Platform. Designed to help individuals, workforces and communities optimize their holistic well-being, our interoperable platform is based on human centered design principles and integrates fragmented point solutions and disparate stakeholders that provide a single place for members to interact with all features and services offered by us and our partners to foster a frictionless user-friendly experience. Moreover, our platform has both a flexible infrastructure and is scalable and configurable, which allows us to meet the different and evolving needs of our clients. This consolidation of capabilities allows us to not only improve the individuals experience and increase their engagement, but also to reduce the overall cost for our customers to provide these services to their populations. Additionally, the flexibility and adaptability of our platform infrastructure also allows us to white label products when appropriate, as well as partner with, and seamlessly integrate, third-party solutions into our ecosystem to promote a high degree of awareness, engagement, and outcomes through an integrated flow of data.
Well Established Clients. We have a large, diverse and well-established client base — including health plans and other managed care organizations, Fortune 100 companies, health systems, and public sector clients— which we believe provides us with significant existing revenue opportunity from signed contracts, and opportunity to increase penetration of our products and services and optimize member engagement and enrollment.
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
Value of Technology, Innovation and Data. We derive significant value from our proprietary technology platform that leverages an innovative architecture and data aggregation capabilities to give members a hyper-personalized experience. Through our platform, we offer a portfolio of privacy-first API technologies and AI software services to drive personalization of our digital assets and create improved value for members. Our robust platform, designed to service all our stakeholders, including consumers, health plan members, employees, Medicaid populations, Medicare populations, provider groups, health systems, and Blue Zones Project sites/communities, is built on an advanced, multi-tenant enabled technology stack that uses the latest design patterns for scale and flexibility.
Our data architecture enables us to ingest substantial amounts of multivariate data sets, such as eligibility, claims, biometrics, and social determinants of health data, from multiple sources in near real-time. The value we can provide to members from the quality and quantity of our data (more than 1.8 petabytes)30 Terabytes (TB) uniquely positions us to scale, commercialize, contextually intervene, and materially engage members.
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
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas (with incremental fee per enrollee); and
•expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 10,500 additional healthcare sites.
Continue to Grow the Capabilities of our Platform. We are constantly evaluating the marketplace for ways to broaden and enhance our client and member experience, improve clinical results and increase revenue through product innovation, partnerships and acquisitions. For example, during 2023 we developed our Medicaid solution, a comprehensive and real-time view of all eligible benefits through a simple AI chat interface, including dynamic financial balances, seamless access to digital therapeutics, one-click geo-location service to navigate the member to the most appropriate resources and care, a comprehensive health profile across claims, biometrics, and care teams, and the ability to seamless schedule in-home interventions offered by the health plan designed specifically for the Medicaid population. In addition, we believe that our proven track record of successful acquisitions coupled with the flexibility and capabilities of our platform positions us to continue opportunistically pursuing attractive M&A opportunities. We intend to continue to look for opportunities to leverage our platform and expertise to provide first-mover solutions to evolving and future demands in the digital healthcare industry.
Our Channels
Focusing on the individual, we aim to provide a solution that is more comprehensive than other digital platforms by bringing together scientifically validated clinical programs and engaging content to deliver a personalized experience for our members. Strategically and intentionally building on this concept, our business is structured across three primary channels: enterprise, provider, and life sciences. While we are focused on the individual’s unique experience, our platform is purpose-built to seamlessly connect stakeholders to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes, regardless of entry point.
Enterprise Solutions
Our enterprise solutions are based on a software-as-a-service (“SaaS”) model that allows enterprise customers to message, motivate and manage their populations, and measure their progress, through one platform. Our enterprise customers can leverage our scientifically validated clinical protocols and personalized approaches, which drive high-impact engagement to achieve measurable outcomes and close gaps in care for their populations. With our tech-enabled home care we are able to further support high-touch and high-tech care across the entire care continuum. Our enterprise clients include a range of stakeholders, from large employers and health systems to government agencies, managed care organizations and health plans, that use our digital platform to engage with their populations, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services. We generate revenue from our enterprise clients by providing access to our digital platform on a per member, per month basis with incremental fees charged per enrollee for access to our marketplace of digital therapeutics.
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
•Value-Based Care: Enables providers and health systems to participate in value-based care arrangements by providing capabilities to identify care gaps, accurately document diagnoses, provides quality reporting solutions that help providers, practices, and systems measure their practices’ performance and success with value-based programs; and helps our clients navigate complex requirements, improve quality scores and measure performance which in turn, increases their reimbursement and quality earnings.

We generate revenue from serving requestors across the ecosystem of payors, life, legal, patient and government as well as in the work we do serving our provider clients based on the volume of health document requests and through fees for various technology based and other related services.
Life Sciences
Our life sciences offering is a robust platform and suite of digital products and medical expert knowledge that provides members with personalized information, programs, and resources to improve their health and well-being. In support of pharma and other consumer brands, Sharecare drives significant patient engagement across our consumer audiences using a unique library of content. The newest life sciences innovations from Sharecare marketing campaigns include Population Perspective, Life Unscripted, Oncology Roadmap, Myth-Information and Point-of-Care Network solution. In addition, the life sciences division provides support across the broader health & wellness eco-system through its acquisition and marketing expertise.
To drive awareness, adoption and engagement on behalf of our partners, we have created a comprehensive strategy to reach the member through a unique mix of outreach, including social media, search engine optimization combined with marketing and precision audience targeting using Zero Party Health Data. We generate revenue from our life sciences clients through products such as lead generation, sponsorships, audience targeting and condition-specific content.
Our Platform
Our platform begins with RealAge, which is a NCQA-certified health assessment that uses scientifically based methods to assess a variety of behaviors and existing conditions of our members and provide them with an easily understandable metric for their physical health. With approximately 48 million individuals completing the assessment since its inception in 1998, RealAge delivers immediate results and recommendations about how to improve a member’s health and also identifies behaviors, both positive and negative, that may be impacting it. Using RealAge as a person’s baseline, our algorithms power a data-driven dialogue with the member, creating a content-rich, personalized experience that presents them with relevant benefits programs, resources and providers for those needing healthcare and well-being support. As members change their behavior, the platform refines its predictive analytics to provide increasingly compelling recommendations.
Through our digital platform we gain key insights into each member’s health gleaned from self-reported data, in addition to data from the smartphone, eligibility and claims, social determinants of health, and, in some cases, medical records. This data is then analyzed, with each member’s permission, to recommend personalized resources, tools, information and programs that meet each person where they are in their healthcare journey. Through our platform, members can store and access all their health data in one place, navigate their benefits and access personal family and clinical advocates through our high-touch digital-first advocacy solution Sharecare+. We then provide the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation; well-being solutions, such as financial health and anxiety management; and care navigation tools, such as find-a-doctor, prescription savings, clinical decision support and medical records. Our product design philosophy uniquely positions us to drive meaningful engagement while also aggregating a critical mass of behavioral data, to which we apply AI to more accurately personalize recommendations to predict and influence positive outcomes for each individual. We drive AI-based insights to deliver personalized experiences and improved outcomes through extensive and proprietary 360° data on physical, mental, behavioral, financial and community health factors.
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

Engaging, Flexible Challenges. Designed to impact the core health factors that influence the health and RealAge of our members, our challenges are time-based programs focused on driving engagement throughout the platform. Enterprise clients can create customized challenges specifically targeted for their populations and members can track their progress against others in the community via a leaderboard.
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
WeCare by Sharecare. WeCare by Sharecare is designed specifically for Medicaid populations and fosters improved adoption, engagement, navigation and utilization of benefits, ratings, and downstream outcomes, personalized for each member and their unique needs. The experience facilitates integrated informatics across disparate data ecosystems and activates and engages users with a digital-first solution to deliver simple and real-time access to all eligible benefits, designed specifically for the Medicaid population.
VSA. Vacation spending account, or VSA, is a vacation spending benefit that gives members access to special member rates and travel perks to promote travel, new experiences and improve well-being. Studies show that travel can reduce heart disease risk and lower stress, among other mental health benefits, and the VSA benefit helps employers promote vacation travel so members can go further.
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
Diabetes and Diabetes Prevention. As the first end-to-end turnkey diabetes care and glycemic management program for health systems and physician groups, we integrate personalized high-touch interventions with high-tech products to improve the management of people living with diabetes across the care continuum. Our proprietary content, developed by clinical and operations specialists, is designed to ensure patient and professional education adheres to the latest standards of care and evidenced-based best practices and is coupled with FDA-cleared digital therapeutics for diabetes management optimization. Our mindfulness-driven Diabetes Prevention Program (DPP) offers our next generation mindful eating and weight loss program, Eat Right Now, which takes a whole human approach, addressing both mental and physical factors to reduce craving-related eating and foster sustainable, positive eating habits that stick over time.
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
Digital Therapeutics Through Partnership. In addition to our owned digital therapeutics, we utilize partnerships to enhance our offerings on our platform through a seamless member experience. For example, we currently partner to bring a suite of applications that support women and their partners throughout the parenthood journey including fertility, pregnancy and parenting. In addition, our platform already includes assessments, educational content, and tools to help members take action to mitigate financial stress and step into financial wellness. Through partnership we can also help enterprise clients deliver their populations an evidence-based solution for preventing and improving musculoskeletal issues.
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
Sharecare Community Well-Being Index. Based on over 5 million surveys and more than 600 elements of social determinants of health data, our Community Well-Being Index (“CWBI”) serves as the definitive measure of community well-being across and within populations. A collaboration between Sharecare and the Boston University School of Public Health, CWBI combines individual risk derived from the Well-Being Index with community risk from the Social Determinants of Health Index to create a single composite measure that defines our collective health risk and opportunities.
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
CareLinx: Home Care and Nurse OnDemand
Powered by its extensive national network of background checked, tech-enabled caregivers, CareLinx by Sharecare delivers on-demand personal care services in people’s homes, while leveraging mobile technology to facilitate rich data capture, population health analytics, and the enabling of real-time care coordination with remote clinical teams. CareLinx provides services across the continuum of care, including non-medical, companionship and housework, and personal and clinical care through its facility staffing service line. In addition to supporting members with Activities of Daily Living (“ADL”) such as bathing, dressing, grooming, meal preparation, light housekeeping, and more, CareLinx’s professional caregivers also help to identify risks or needed resources in the home – from food insecurity to unhealthy living conditions. Through comprehensive and seamless data integration with health plans, CareLinx by Sharecare assists members in closing gaps in care while supporting chronic condition management, care coordination, and transitional care management to reduce readmissions and help members remain healthy at home longer. Carelinx by Sharecare has built offerings for MA In Home Assessments that integrate the required accurate diagnosis process within the required care continuum.

CareLinx, through their HCP Staffing business line, leverages our established nationwide network of tech-enabled nursing professionals for on-demand dispatch and medical staffing to better serve patients wherever they are, at-home or within healthcare facilities. Our nurses leverage technology that facilitates patient health data capture, population health analytics and the enabling of real time care coordination with remote clinical teams.
Sales and Marketing
We sell our solutions through our direct sales organization and through partner relationships. Our direct sales team is comprised of sales professionals organized into one of three channels: enterprise; provider; and life sciences. Within each of these categories, our direct sales team is organized principally by geography, segments, and/or account size. Our enterprise and provider contracts range in length from one to five-year terms with most renewing automatically, and typically subject to cancellation by either party upon 90 days’ notice prior to the renewal date. These agreements contain standard commercial terms and conditions, including payment terms, billing frequency, and indemnification. The sales cycle for our solutions from initial contact with a potential client to client launch is difficult to predict and varies widely by client and segment, ranging from less than six months to well over a year.
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
To provide high levels of availability and enhance security, our system designs involve redundant subsystems and compartmentalized networks. To ensure compliance with privacy and security regulations as well as our obligations to our clients and members, we implement industry-standard processes and technical controls from software development to deployment and network administration, including regularly scheduled vulnerability scans and third-party penetration testing to reduce security risks in our system. On an annual basis, we also undergo independent, third-party ISO27001, HITRUST, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and SSAE 16 audits. Our systems are continuously monitored to ensure availability and we have institutionalized problem escalation and incident management mechanisms.
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
Employees and Human Capital Management

As of December 31, 2023, we had 3,352 employees worldwide, including approximately 238 nurses, clinicians and health coaches, as well as contract and part-time employees who are working less than 40 hours a week. Of our total employees, 2,187 reside in the United States and 1,165 in other countries, such as India and the Philippines. None of our employees are unionized or members of collective bargaining arrangements. We believe our strong employee base, along with their commitment to our culture and uncompromising values, provides the foundation of our Company’s success.
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
Our employees are responsible for supporting our ultimate goal of connecting physicians, health plans, employers, useful tools, and quality information to deliver robust solutions in an easy-to-use platform. We recognize that every employee has the opportunity to make a difference, and we have developed skill and competencies expectations to support them in meeting their full potential. In addition to their individual performance goals, our team members are measured annually in areas of communication, change management, problem solving, decision making, and conflict resolution, as well as in their ability to drive results, coach others, build trust, and act as an effective team member.
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
As of December 31, 2023, our workforce was comprised of female — 71%, minority — 31%, disability — 6%, and veterans — 2%. Our Executive Team of 18 included nine females and four minorities as of December 31, 2023. Our Medical Advisory Board of 20 included eight females and two minorities as of December 31, 2023. Our recruiting initiatives consider workforce diversity, inclusion and equity within all Sharecare divisions to create future opportunities for all colleagues.
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
As of December 31, 2023, we held 47 registered trademarks in the U.S. and also held 111 registered trademarks in foreign jurisdictions. In addition, as of December 31, 2023, we owned a number of copyrights and registered domain names for websites that we use in our business, such as www.sharecare.com.
As of December 31, 2023, we also owned a portfolio of (a) 17 issued patents and (b) 11 pending patent applications in the U.S. In foreign jurisdictions, we had three patent applications and no issued patents as of December 31, 2023. As noted below, we believe that the impact of our patent portfolio is relatively minimal, and that our current solutions and revenue are driven primarily by our brands (including our registered trademarks), along with our knowledge and trade secrets.
We have historically acquired a substantial portion of our intellectual property through acquisitions. Nearly all of our issued patents before our acquisition of doc.ai (see below) were acquired through our acquisition of the Population Health business of Healthways in 2016 and consisted of patents for various automated medical diagnostic and treatment advice systems, disease management systems, panel diagnostic systems and an end-of-life predictive model. The remaining patents acquired from Healthways expire between 2024 and 2032 and we do not believe any of them to be integral to the functionality of our existing solutions.
One pending patent application was acquired through our acquisition of MindSciences and relates to behavior change user interface response. Similar to the Healthways patents discussed above, we do not believe this patent application to be integral to the functionality of any of our existing solutions.
In connection with our acquisition of doc.ai, we further enhanced our intellectual property portfolio with the acquisition of a portfolio comprising of one issued patent, 25 patent applications (including applications in the U.S., China, and Japan) and three trademark registrations/applications in the U.S. Doc.ai’s patents and patent applications consist of applications with respect to software and AI in the healthcare field and expire between 2038 and 2042.
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
For example, we have entered into a license and/or collaboration agreement with respect to each of the digital therapeutic solutions provided through our suite of marketplace solutions that are integrated into our platform as discussed under “Our Platform — Digital Therapeutics Marketplace.” Although each marketplace solution that is integrated into our platform provides an opportunity for our members to meet their healthcare needs for a particular set of health issues, these marketplace solutions together accounted for less than 5% of our total revenue for the year ended December 31, 2023, and we do not believe any single marketplace solutions is critical to our platform. Moreover, we intend our suite of marketplace solutions to evolve over time as healthcare needs change. As a result, we expect to periodically pivot to additional or replacement marketplace solutions (or to develop our own solution alternatives) as existing marketplace solutions become obsolete or otherwise fail to meet the evolving needs of our members.
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
International Operations
Our international operations in Brazil and France have provided health and wellness services to corporate and health insurer clients. In Brazil, our joint venture agreement with SulAmerica (“SAS”), one of the largest insurance companies in the country, provided services to SAS and other third-party clients. Services were delivered via our platform and local contact centers, including nursing and lifestyle management outreach for disease management, senior programs, coaching, and inbound nurse triage call lines. As of the year ended December 31, 2023, the Company ended the services contract with SulAmerica and ceased operations of Sharecare Brasil Servicios de Consultoria, Ltda. In France, we provide a tobacco cessation offering to a health insurer population. We may, in the future, expand our international operations as opportunities become available.
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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://investors.sharecare.com. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our fourth amended and restated certificate of incorporation (the “Charter”), second amended and restated bylaws (the “bylaws”), governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The content of our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
•risk of the loss of any of our significant partners or failure of a partner or customer to satisfy their contractual obligations to us;
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
Historically, we have relied on a limited number of our largest clients for a material portion of our total revenue and accounts receivable. One client accounted for 11% and 9% of our revenue for the years ended December 31, 2021 and 2022, respectively. Two clients accounted for 12% of our revenue for the year ended December 31, 2023. For the years ended December 31, 2021, 2022, and 2023, our top 10 clients accounted for 40%, 40%, and 35% of our revenue, respectively. The sudden loss of any of our largest clients or the renegotiation of any of our largest client contracts could adversely affect our results of operations. In the ordinary course of business, we engage in active discussions and renegotiations with our clients regarding the solutions we provide and the terms of our client agreements, including our fees. As our clients’ businesses respond to market dynamics and financial pressures, and as our clients make strategic business decisions with respect to the lines of business they pursue and programs in which they participate, we expect that certain of our clients will, from time to time, seek to restructure their agreements with us. In the ordinary course of our business, we renegotiate the terms of our agreements with our clients in connection with renewals or extensions of these agreements. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original client contracts and consequently could negatively impact our revenue, business, and prospects.
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

In recent years, global markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This uncertainty has been exacerbated in particular by public health emergencies such as the COVID-19 pandemic, inflation, supply chain disruptions, rising interest rates, financial institution disruptions, and geopolitical tensions such as the Russian invasion of Ukraine and the conflicts in the Gaza Strip and Middle East. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities and could cause our clients to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. Our clients’ ability to make timely payments to us may also be impacted by their own customers’ financial condition or ability to gain timely access to credit causing payments to our clients to be delayed. If our clients are not able to make timely payments to us, we may be required to increase our allowance for doubtful accounts and our business, financial condition, and results of operations could be materially negatively impacted.
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
Additionally, we may not be in a position to exercise sole decision making authority regarding certain transactions or arrangements, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. Our expectations regarding future performance assume business currently under contract and satisfaction by our customers and partners of their contractual obligations under those agreements, which is not within our control. Therefore, if a customer or partner fails to satisfy its contractual obligations, our actual results could be negatively impacted. For example, we are currently in a contract dispute with a customer over an attempted termination by that party of a contract we believe is non-terminable, with remaining fees owed to the Company totaling $50 million over the life of the contract. The counterparty has withheld payment of outstanding invoices and has indicated it does not intend to make any additional payments to the Company under the contract. While we believe the contract unambiguously prohibits termination by the counterparty or the withholding of any fees payable to the Company and counterparty’s failure to remit payments and repudiation of future payment obligations constitutes a clear and material breach of the contract, our counterparty’s compliance is not within our control. Therefore, we have disputed the purported termination and are vigorously pursuing recovery of the amounts owed under the contract plus damages from the counterparty. We also have other commercial contracts with certain subsidiaries of that same party that we believe have been breached by such subsidiaries, and we are in the process of taking action to enforce our rights and remedies under the applicable contracts. That contract dispute relates to pricing, amounts owed under the contracts and related matters and is not related to issues regarding the delivery of services by Sharecare. These disputes have impacted and are expected to continue to impact our financial results, and we are unable to estimate the probability of a favorable or unfavorable outcome with respect to the disputes described above. We also expect to incur additional costs as we pursue our legal rights and remedies.
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
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, including as a result of climate change, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, a public health emergency, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail, or be negatively impacted as a result of a disaster or catastrophic event, our ability to deliver our platform and solutions to our clients and members would be impaired or we could lose critical data. If we are unable to develop and execute adequate plans to ensure that our business functions continue to operate during and after a disaster or catastrophic event, our business, financial condition, and results of operations would be harmed.
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
We face political, legal and compliance, operational, regulatory, economic and other risks related to our international operations that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.
We face political, legal and compliance, operational, regulatory, economic, and other risks related to our international operations that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international solutions need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, digital healthcare, privacy, data storage, location, protection and security. Our ability to provide solutions internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements.
Our international operations increase our exposure to, and require us to devote management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and similar laws in other jurisdictions. Implementing and maintaining our compliance policies, internal controls, and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability, and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.
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
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solutions and could necessitate changes or modifications to our solutions to accommodate such changes. For example, consumers of our home caresolutions implemented as a result of the CareLinx acquisition often depend on reimbursement from third-party payors, including insurance companies and Medicare. If applicable laws and regulations were to change, or if insurance companies were to reduce or eliminate reimbursement for certain home caresolutions, demand for these solutions could be adversely impacted.
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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, including advance hacking tools and techniques such as artificial intelligence, and employee or contractor error, negligence, or malfeasance, have created, and can in the future create system disruptions, shutdowns, or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, and transmission of client, user, and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII, and other confidential information, we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical, and technological safeguards to address these risks, such as by requiring outsourcing subcontractors who handle client, and member information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, user negligence, or other disruptions.
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
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers (both domestic and abroad). These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers, including in India; making changes to existing systems, including the migration of applications to the cloud; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations and results of operations. Please refer to Item 1C of this 10-K for additional information.

Risks Related to Legal and Regulatory Matters
We may be subject to legal proceedings, litigation, regulatory and other disputes, and governmental inquiries which are costly to defend and could adversely affect our business, financial condition, and results of operations.
We may be party to lawsuits, legal proceedings and other disputes in the normal course of business. These matters are often expensive and disruptive to normal business operations. We have faced, and may in the future face allegations, lawsuits, and regulatory inquiries, audits and investigations regarding data privacy, medical liability, security, labor and employment, consumer protection and intellectual property infringement, misappropriation, or other violation, including claims related to privacy, patents, publicity, trademarks, copyrights, contractual obligations and other rights. In addition, we may bring legal proceedings against counterparties that have breached their obligations to the Company, which will cause us to incur costs that could be significant.
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
Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state or jurisdictional medical board licenses or certificates, home care or home health licenses, staffing licenses, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our solutions from being offered to clients and members, which could have a material adverse effect on our business, financial condition, and results of operations.
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
•state laws governing home care, home health, healthcare staffing, and employee leasing to the extent of our CareLinx business may implicate such laws;
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
Several federal laws are designed to protect consumers from various types and modes of marketing. HIPAA prohibits certain types of marketing to individuals using PHI, except for certain treatment and healthcare operations, including communications made to describe a health-related product or service (or payment for such product or service) that is provided by, or included in, a plan of benefits. While we do not sell or share for marketing purposes any PHI, our solutions, including but not limited to marketing our own products or services, may nonetheless be subject to regulatory review and deemed in violation of HIPAA, which could subject us to fines or other penalties. In addition, the Telephone Consumer Protection Act (the “TCPA”) is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. We may communicate with and perform outreach to members through multiple modes of communication, including email and secure messaging. We must ensure that our solutions that leverage secure messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our solutions violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our offerings, could require us to refund portions of our fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Other laws focus on unsolicited email, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) which establishes requirements for the transmission of commercial email messages and specifies penalties for unsolicited commercial email messages that follow a recipient’s opt-out request or deceive the receiving consumer.
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
Portions of our business are reliant on attracting independent contractors to provide their services, particularly for our home care and nurse on demand platforms. In August 2021, we acquired CareLinx, a nationwide home care platform able to deliver intermittent, on-demand personal care services. Our CareLinx network engages care providers as independent contractors in the United States to offer their home care services through our platform. We also provide a nurse on demand offering that allows nurses on our platform with the ability to source opportunities for shifts and provide their services as independent contractors to health care providers. In 2022 we recently settled class action litigation in California regarding the classification of certain nurses on our platform as independent contractors. While we believe our independent contractors are correctly classified because, among other things, they can choose whether, when, and where to provide services on our platform, and are free to provide services on our competitors’ platforms, we may not be successful in defending, settling or resolving pending and future lawsuits relating to the classification of independent contractors. If we are unsuccessful in defending these claims, or if we elect to change our approach to caregiver and/or nurse classification for any reason including staving off future litigation, we could incur additional expenses for compensating these workers, including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes (direct and indirect), and potential penalties. As part of the CareLinx acquisition, the sellers provided us with an indemnity with respect to any losses resulting from a misclassification of these workers for claims reported through February 2023. If the CareLinx sellers were to fail to indemnify us for all or part of any losses we were to incur, we would be responsible for the monetary damages, which could adversely affect our business and financial condition. We do not believe that a probable loss will be incurred, nor do we anticipate a material adverse effect on our business, financial condition or results of operations, stemming from the classification of CareLinx workers as independent contractors.
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
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA, which establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are generally considered a business associate under HIPAA but in limited circumstances will also act as a covered entity. HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. As an example of the evolving HIPAA landscape, in December 2022 the U.S. Department of Health and Human Services issued guidance indicating certain data collected on authenticated websites and apps — and even some public-facing, unauthenticated websites — offered by HIPAA-regulated entities may be deemed PHI, and warning against the use of common third-party tracking technologies such as pixels and cookies on such sites; as noted, Sharecare sometimes operates as a HIPAA-regulated entity that offers various websites and apps.
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
In addition, we could be subject to periodic audits for compliance with the HIPAA Privacy and Security Standards by HHS and our clients. Currently, penalties for violations of HIPAA and its implementing regulations start at $137 per violation and are not to exceed $2.07 million in a calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
Such new regulations and legislative actions (or changes in interpretation of existing laws or regulations regarding data privacy and security together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations, and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 (the “CCPA”) which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine how broadly or narrowly regulators will interpret and enforce such new laws, regulations, and standards and the corresponding impact it may have on our business. Although we are modifying our data collection, use and processing practices and policies in an effort to comply with the law, there is a risk that the California Attorney General does not find our practices or policies to be compliant with the CCPA, which would potentially subject us to civil penalties or an inability to use information collected from California consumers. In addition, such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising due to the expansive definition of personal information under CCPA), our ability to control our costs by using certain vendors or service providers, or impact our ability to offer certain services in certain jurisdictions. Further, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information (which may not fall under the CCPA HIPAA exemption), and allow for a new cause of action for data breaches. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. For example, the CCPA has already been substantially amended by the California Privacy Rights Act of 2020, which came into effect in January 1, 2023. Given that requirements may be inconsistent and evolving, our response to these requirements may not meet the expectations of our customers and/or users, which could thereby reduce the demand for our services. Of note, the decision of the U.S. Supreme Court in Dobbs v. Jackson Women’s Health Organization has caused increased public scrutiny of data privacy practices with respect to women’s health information, with what some believe is an increased threat of law enforcement requests for such information. While we have not received any law enforcement requests for such information and believe our privacy, security, and compliance practices adequately protect such information, there is inherent legal and reputational risk in the fact that we collect and maintain certain women’s health information. Additionally, some clients may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective clients or other business relationships. Finally, as a result of the Dobbs v. Jackson Women’s Health Organization decision, states or the federal government may pass additional privacy laws that regulate the collection, use and disclosure of women’s health information, and we may incur additional costs to ensure that our privacy, security, and compliance practices comply with applicable and evolving legal requirements.
This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been subject to, and may be vulnerable in the future to, attacks by hackers or viruses, failures, or breaches due to third-party action, including advance hacking tools and techniques such as artificial intelligence, employee negligence or error, malfeasance, or other incidents or disruptions. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties or by us to third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.
We outsource important aspects of the storage and transmission of customer and member information, and thus, rely on third parties to manage functions that have material cyber-security risks. A breach of privacy or security of such information by a subcontractor may result in an enforcement action against us. We attempt to address these risks by requiring outsourcing subcontractors who handle such information to sign business associate agreements, data use agreements, and information security addenda, contractually requiring those subcontractors to adequately safeguard such information. However, we cannot be assured that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.
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
We are in a cumulative loss position, and we have incurred net losses attributable to Sharecare of $85.0 million, $118.7 million, and $128.5 million, for the years ended December 31, 2021, 2022, and 2023, respectively. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, developing new solutions, and otherwise incorporating new solutions into our platform through acquisition or partnership. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Historically, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Despite having achieved Adjusted EBITDA profitability in 2017, we may be unable to achieve positive cash flow from operations or profitability in any given period. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $439.0 million and $418.2 million, respectively, which may be available to offset future taxable income. The state and pre-2018 federal net operating loss carryforwards started to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the net deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the researched tax credits during the years ended December 31, 2023, 2022, and 2021.
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
For so long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the audit of our financial statements as of and for the year ended

December 31, 2023, we identified a material weakness in our internal control over financial reporting. Specifically, the Company did not maintain adequate internal controls with respect to its revenue recognition evaluation resulting from a change in services provided to a customer, due to untimely communication between cross-functional teams. This deficiency resulted in a pre-filing adjustment related to revenue recognition for that contract in the Company’s consolidated financial statements for the year ended December 31, 2023, and could have resulted in a material misstatement of the annual or interim consolidated financial statements not being prevented or detected. Accordingly, the Company’s management determined that this control deficiency constitutes a material weakness. Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls related to deficiency, but there can be no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, including remediation of the described material weakness. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may not be able to remediate the identified material weakness or may experience additional material weaknesses in our controls.
Our current controls and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting and complete required remediations also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may cause our operating results to fluctuate include the risk factors discussed throughout this section. The impact of one or more of these factors may cause our operating results to vary significantly.
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obigations.
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
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities if such securities trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•sales of substantial amounts of Sharecare common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, inflation, interest rates, fuel prices, international currency fluctuations and acts of war (such as the Russian invasion of Ukraine and the conflicts in the Gaza Strip and Middle East) or terrorism.
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
There can be no assurance that our securities will continue to be listed on Nasdaq or that will be able to comply with the continued listing standards of Nasdaq.
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
For example, for time periods during 2023, our common stock closed below $1.00 per share. If the minimum bid price of our common stock were to remain below $1.00 per share for thirty (30) consecutive trading days, Nasdaq will promptly send Sharecare a deficiency notice and Sharecare may not be able to regain compliance with the applicable requirements. If our common stock continues to trade at such low levels or Nasdaq delists the Company’s securities from trading on its exchange for failure to meet the listing standards, the Company and our stockholders could face significant negative consequences including:
•limited availability of market quotations for the Company’s securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules;
•possible reduction in the level of trading activity in the secondary trading market for shares of our common stock;
•institutional investors may have reduced interest in investing in our common stock or may not be allowed under their internal policies to invest in our common stock;

•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Shareholder activism efforts or unsolicited offers from a third-party could cause a material disruption to our business and financial results.
We may be subject to various legal and business challenges due to actions instituted by shareholder activists or unsolicited third-party offers. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, prospective and existing customers, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of the Board, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.
We may in the future issue additional shares of common stock (including upon the exercise of warrants or conversion of our preferred stock) which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2023, we had (i) public warrants and private placement warrants outstanding to purchase up to an aggregate of 17,433,334 shares of common stock, (ii) warrants to purchase up to 1,171,661 shares of common stock that were issued in connection with Legacy Sharecare warrant agreements with customers and (iii) 5,000,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), that are currently convertible into 5,000,000 shares of common stock. We may also issue a substantial number of additional shares of common stock (or securities convertible, exercisable or exchangeable for common stock) in the future, including in connection with contractual relationships with customers, acquisitions, pursuant to compensation arrangements (including under the Sharecare, Inc. 2021 Omnibus Incentive Plan) or as a result of financing transactions. For example, we have entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones. As of December 31, 2023, these agreements provide for the issuance of up to 3,238,675 shares of common stock (which amount includes Earnout Shares (as defined herein)) and 6,353,577 warrants to purchase shares of common stock. With respect to these arrangements, there were 107,085 warrants earned but not issued as of December 31, 2023.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the critical role of developing, implementing, and maintaining cybersecurity measures to protect our information technology networks and systems and the sensitive data of our partners, clients, and members. To manage cybersecurity risks, we use a multi-layered security approach, involving data privacy, application security, physical and environmental security, network access controls, monitoring and incident reporting, administrative and service availability controls, and regulatory compliance. As part of this multi-layered approach, Sharecare utilizes a managed service for its Security Operations Center that monitors all security related events collected in our Security Information and Event Management (SIEM) system 24x7. The SIEM application correlates events from the various systems and applications looking for indicators of compromise, and if found, initiates our incident response protocols. Through data protection, high availability, and built-in redundancy, Sharecare mitigates risks to application availability and minimizes accidental data loss or destruction during a cybersecurity incident, business interruption, or other event.
As we utilize third-party service providers for important aspects related to the collection, storage and transmission of sensitive data, we require a risk based vendor management process to ensure the safety of our sensitive data that they store or process. We conduct a formal vendor management process on all third-party service providers that provide services that utilize or create sensitive information, which includes initial and yearly risk assessments performed by experienced third party risk management personnel, annual vendor assessments of performance including onsite review of security programs for vendors that handle sensitive customer data, and entering into Business Associate Agreements with an Information Security Addendum and Data Use Agreements in contracts for vendors that process sensitive Sharecare information that define security requirements, incident reporting, corrective action management and handling of data.

As of December 31, 2023, we have not detected any cybersecurity threats, including prior incidents, that have materially impacted the Company, our business or our financial results. For an examination of cybersecurity threats that could potentially have a material impact on us, please refer to our Risk Factors discussion in the section titled, “Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business, partners, clients, or members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and reputation.”
Governance
Our Audit Committee oversees the Company’s policies and monitoring programs relating to data privacy and security, including cyber or technology related attacks or malfunctions and reviews and discusses with management the Company’s risk exposures pertaining to data privacy and security, and management’s risk management policies. Our cybersecurity management team provides periodic updates to the Audit Committee, which occur no less than annually. Such updates include information related to threat landscape, risks, initiatives, and security incidents. In the event that any matter requires escalation, such matter would be brought to the Board; however, no matter has required such escalation since the Business Combination.
ITEM 2. PROPERTIES
We are party to an office lease agreement effective through 2028 for office space that houses our corporate headquarters in Atlanta, Georgia. We also lease additional office space in Tennessee, Florida, Arizona, New York, and Massachusetts. We believe our facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for our Securities
Sharecare’s common stock and public warrants are currently listed on Nasdaq under the symbols “SHCR” and “SHCRW,” respectively. The closing price of Sharecare’s common stock and public warrants on March 22, 2024 was $0.93 and $0.03, respectively.
Holders of our Securities
As of March 22, 2024, there were approximately 183 holders of record of our common stock, one holder of record of our Series A Preferred Stock and approximately 34 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose common stock and warrants are held of record by banks, brokers and other financial institutions. There is no public market for our Series A Preferred Stock.
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
Issuer Purchases of Equity Securities
On May 31, 2023, the Sharecare Board announced that it had re-authorized a $50 million stock repurchase program. The stock repurchase program has a 12-month term from May 31, 2023 to May 31, 2024. As of December 31, 2023, a dollar value of approximately $40.8 million in shares authorized remain available to be repurchased. There were no other repurchase programs announced as of December 31, 2023.
The following table provides information about the purchases of shares of our common stock during the year ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1, 2023 through October 31, 2023	—	$—	—	$40,774,500
November 1, 2023 through November 30, 2023	—	$—	—	$40,774,500
December 1, 2023 through December 31, 2023	—	$—	—	$40,774,500
Totals	7,443,035	$1.24	7,443,035	$40,774,500
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
ITEM 6. RESERVED

None.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us,” and “our”) should be read together with the Company’s consolidated financial statements as of and for the years ended December 31, 2023, 2022, and 2021, in each case together with the accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the section entitled “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
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
•the impact of rising inflation, increasing interest rates, public health emergencies, financial institution disruptions and other macroeconomics factors on our business and the actions we may take in response thereto;
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
Overview
We are a leading digital healthcare company that helps people access, navigate and unify resources to improve their health and well-being in one place, regardless of where they are in their health journey. Our comprehensive and data-driven interoperable ecosystem is designed to help people, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by enabling positive behavior change. Driven by our philosophy that we are “all together better”, at Sharecare, we are committed to supporting each individual through the lens of their personal health and ensuring high-quality care is more accessible and affordable for everyone.
Our digital first ecosystem is centered on the person. We believe everyone’s health and well-being is inherently interconnected. Just as a person’s physical health is inextricably linked to their mental and emotional health, an individual’s health is also connected to a greater collective that includes their employer, providers, insurers, colleagues, family, friends, and local communities. However, these groups have historically remained disconnected with various stakeholders providing potentially hundreds of fragmented point solutions, each addressing only one or two specific health-related objectives. By integrating fragmented point solutions and bringing together disparate stakeholders across the healthcare ecosystem into one connected, interoperable virtual care platform, we believe that we can fulfill the role of a unifier and leverage smartphone technology to foster a frictionless user-friendly experience that engages people across the dynamic continuum of their healthcare needs. We have built our platform into what we believe is the most comprehensive and seamless experience currently available in the digital healthcare space.
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
Our one platform can be disaggregated into three client channels:
•Enterprise Solutions: Our enterprise channel includes a range of clients — from large employers and healthcare systems to government agencies and health plans — that use our platform to engage with their populations, dynamically measure the impact of that engagement, and efficiently deliver health and wellness services.
•Provider Solutions: Our suite of data and information-driven solutions for healthcare providers is tailored to improve productivity and efficiency and enhance patient care and management while upholding the latest compliance, security, and privacy standards.
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
•promoting our marketplace of existing targeted digital therapeutics to close gaps in care in high-cost areas, which we believe represents a $1 billion revenue opportunity within our currently contracted clients; and
•expanding our relationships with our top 25 provider clients with an opportunity to extend our provider products and services to more than 8,500 additional healthcare sites.
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
•Globalization Efforts and Cost Savings. Through our globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. These efforts across our Provider and Enterprise channels have begun to yield cost savings, which began in the first quarter of 2023 and increased as we progressed throughout the year. The global shared service center is expected to become fully operational during the first half of 2024.
•Contract Dispute. We are currently in a contract dispute with a customer over an attempted termination by that party of a contract we believe is non-terminable, with remaining fees owed to the Company totaling $50 million over the life of the contract. The counterparty has withheld payment of outstanding invoices and has indicated it does not intend to make any additional payments to the Company under the contract. We believe the contract unambiguously prohibits termination by the counterparty or the withholding of any fees payable to the Company and counterparty’s failure to remit payments and repudiation of future payment obligations constitutes a clear and material breach of the contract. Therefore, we have disputed the purported termination and are vigorously pursuing recovery of the amounts owed under the contract plus damages from the counterparty. We also have other commercial contracts related to advocacy services with certain subsidiaries of the same party that we believe have been breached by such subsidiaries, and we are in the process of taking action to enforce our rights and remedies under the applicable contracts. That contract dispute relates to pricing, amounts owed under the contracts and related matters and is not related to issues regarding the delivery of services by Sharecare. However, it became unfeasible for us to continue to deliver contracted services during the fourth quarter of 2023, which had a negative impact on our fourth quarter 2023 financial results. These disputes are expected to continue to impact our financial results, and we are unable to estimate the probability of a favorable or unfavorable outcome with respect to the disputes at this time. We also expect to incur additional costs as we pursue our legal rights and remedies.
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
We expect our sales and marketing expenses to fluctuate as we strategically invest to expand our business while also cutting back on marketing sponsorships. As we scale our sales and marketing personnel in the medium- to long-term, we expect these expenses to fluctuate in both absolute dollars and as a percentage of revenue.
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
We continue to invest in the development of our technology platform with a more focused effort on the globalization of our technology teams, which has helped to reduce overall spend. This effort has resulted in significant decreases in both operating expenses and capital expenditures. Our technology and development expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our technology and development expenses.

General and Administrative Expenses
General and administrative expenses include personnel and related expenses for our executive, finance, legal, and human resources departments plus all indirect staff in the divisions not attributable to service delivery, sales and marketing, product and technology and our globalization efforts. They also include professional fees, share-based compensation, settlement of legal obligations, lease termination expense, enterprise resource planning implementation costs, acquisition related costs, rent, utilities and maintenance-related costs. Our general and administrative expenses exclude any allocation of depreciation and amortization. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period partially due to the timing and extent of our general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of software, amortization of capitalized software development costs and amortization of acquisition-related intangible assets.
Interest Income
Interest income primarily relates to interest recognized on our money market and overnight interest-bearing accounts.
Interest Expense
Interest expense primarily relates to interest and fees incurred on our line of credit and the amortization of debt issuance costs.
Other Income
Other income primarily relates to the guarantee expense of a standby letter of credit for a third party non-profit organization and changes in the fair value of contingent consideration and warrant liabilities.
Results of Operations
Comparison of the Years Ended December 31, 2023, 2022 and 2021
The following table presents our Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021, and the dollar and percentage change between the three years:

	Year Ended December 31,			2022 to 2023	2021 to 2022
(in thousands)	2023	2022	2021	% Change	% Change
Revenue	$445,251	$442,415	$412,815	1%	7%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	254,545	238,293	203,218	7%	17%
Sales and marketing	57,420	55,870	51,407	3%	9%
Product and technology	70,046	70,527	74,438	(1)%	(5)%
General and administrative	138,008	171,811	136,594	(20)%	26%
Depreciation and amortization	61,207	45,256	32,601	35%	39%
Total costs and operating expenses	581,226	581,757	498,258	—%	17%
Loss from operations	(135,975)	(139,342)	(85,443)	(2)%	63%
Other income (expense):
Interest income	6,296	1,867	96	237%	1845%
Interest expense	(1,760)	(2,431)	(27,662)	(28)%	(91)%
Loss on extinguishment of debt	—	—	(1,148)	—%	100%
Other income	1,218	20,215	27,007	(94)%	(25)%
Total other income (expense)	5,754	19,651	(1,707)	(71)%	(1251)%
Loss before income tax benefit	(130,221)	(119,691)	(87,150)	9%	37%
Income tax benefit	209	206	2,021	1%	(90)%
Net loss	$(130,012)	$(119,485)	$(85,129)	9%	40%
Net loss attributable to non-controlling interest in subsidiaries	(1,514)	(778)	(129)	95%	503%
Net loss attributable to Sharecare, Inc.	$(128,498)	$(118,707)	$(85,000)	8%	40%
Comparison of the Years Ended December 31, 2023 and 2022
Revenue
Revenue increased $2.8 million, or 1%, from $442.4 million for the year ended December 31, 2022 to $445.3 million for the year ended December 31, 2023. Revenue growth was driven primarily by increased volumes in audit and release of information records within the provider channel and new revenues for advocacy services in enterprise. Offsetting these increases was a decline in our home health services along with pricing pressures in population health within the enterprise channel.
The channel revenue changed as follows: the enterprise channel decreased by $14.7 million (from $258.6 million for 2022 to $243.9 million for 2023), the provider channel increased by $15.1 million (from $104.2 million for 2022 to $119.3 million for 2023) and the life sciences channel increased by $2.4 million (from $79.6 million for 2022 to $82.0 million for 2023). The enterprise channel decrease of 6% was primarily attributable to the decision to reduce unprofitable nurse on demand locations, the repricing of a core legacy contract, and the ceasing of our Brazil operations. In addition, as outlined in the footnotes of the Company’s audited financial statements and as discussed above under Key Factors and Trends Affecting our Operating Performance - Contract Dispute, there was an $8.0 million negative impact to revenue in the year ended December 31, 2023 as compared to what was expected from contracted advocacy services under a single contract pending the resolution of certain contractual matters, and a related $6.2 million contract asset impairment charge that was recorded as a reduction to revenue because of the uncertainty as to whether, or when, the services under that contract might resume. The provider channel increase of 15% was attributable to new customers and the volume of records processed by the medical record audit business. The life sciences channel increase of 3% was attributable to growth in core pharma advertising spend.
Costs and Expenses
Costs of Revenue
Costs of revenue increased $16.2 million, or 7%, from $238.3 million for the year ended December 31, 2022 to $254.5 million for the year ended December 31, 2023. The percentage increase in costs of revenue was higher than the percentage increase in revenue primarily from cost composition in association with the Company’s new advocacy services.
Sales and Marketing

Sales and marketing expense increased $1.5 million, or 3%, from $55.9 million for the year ended December 31, 2022 to $57.4 million for the year ended December 31, 2023. The increase included a $2.4 million increase in non-cash, share-based compensation and $0.7 million of travel, software and general office expenses, all tied to increased staffing. Offsetting these increases was a $1.5 million reduction in marketing sponsorships and corporate events.
Product and Technology
Product and technology expenses decreased $0.5 million, or 1%, from $70.5 million for the year ended December 31, 2022 to $70.0 million for the year ended December 31, 2023. This was driven by an increase in severance expense tied to globalization and cost savings efforts of $2.2 million and non-cash share-based compensation of $1.0 million, which were offset by a $3.0 million reduction in platform, software and hardware expense.
General and Administrative
General and administrative expense decreased $33.8 million, or 20%, from $171.8 million for the year ended December 31, 2022 to $138.0 million for the year ended December 31, 2023. Decreases were attributable to several one-time expenses impacting 2022, including non-cash, share-based compensation expense of $25.8 million tied to mostly one-time executive compensation plans and an acquisition-related payroll expense for our home health division of $4.0 million. In addition, expenses tied to reorganization and other one-time costs decreased $4.6 million and external recruitment fees fell $1.0 million.
Depreciation and Amortization
Depreciation and amortization increased $16.0 million, or 35%, from $45.3 million for the year ended December 31, 2022 to $61.2 million for the year ended December 31, 2023. The increase was related to the increased focus on developing our platform over the last few years utilizing capitalized staffing, and to a $2.9 million impairment charge on acquired intellectual property that was recognized in the fourth quarter of 2023, due to a change in the timing and magnitude of cash flows expected to be generated using the intellectual property.
Interest Income
Interest income increased $4.4 million, or 237% from $1.9 million for the year ended December 31, 2022 to $6.3 million for the year ended December 31, 2023. The increase is attributable to investing in money market and overnight interest-bearing accounts and higher prevailing interest rates throughout 2023 as compared to the prior year.
Interest Expense
Interest expense decreased $0.6 million, or 28%, from $2.4 million for the year ended December 31, 2022 to $1.8 million for the year ended December 31, 2023. The decrease is primarily attributable to decreased amortization of deferred financing fees.
Other Income
Other income decreased $19.0 million, or 94%, from $20.2 million of income for the year ended December 31, 2022 to $1.2 million of income for the year ended December 31, 2023. The decrease in income was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The channel revenue changed as follows: enterprise channel increased by $15.2 million (from $243.4 million for 2021 to $258.6 million for 2022), the provider channel increased by $13.3 million (from $90.9 million for 2021 to $104.2 million for 2022) and the life sciences channel increased by $1.1 million (from $78.5 million for 2020 to $79.6 million for 2021). Increases in the enterprise channel were attributable to a combination of new product and client gains in the digital, advocacy and home health areas, partially offset by the aforementioned impact of suspended service lines. The provider channel increase was attributable to increased volumes and new customers within our existing product lines, mostly in the medical record audit business. The life sciences channel increase was attributable to both the consumer and behavioral health services divisions.
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
Sales and Marketing
Sales and marketing expense increased $4.5 million, or 9%, from $51.4 million for the year ended December 31, 2021 to $55.9 million for the year ended December 31, 2022. The increase was primarily related to a $3.1 million increase in staffing and related personnel expense, $2.2 million of additional marketing sponsorships and advertising costs, and $1.9 million in additional non-cash share-based compensation expense. The increases were offset by a $2.9 million spend related to engagement marketing and sales consulting in 2021 that was not repeated in 2022.
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
Other Income
Other income and expense decreased $6.8 million, or 25%, from $27.0 million of income for the year ended December 31, 2021 to $20.2 million of income for the year ended December 31, 2022. This activity was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) loss on extinguishment of debt, (vi) other (income) expense (non-operating), (vii) share-based compensation, (viii) warrants issued with revenue contracts, (ix) amortization of non-cash payment for research and development, (x) non-operating, non-recurring costs, (xi) reorganizational and severance costs, and (xii) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
Non-operating, non-recurring costs for the year ended December 31, 2023 include costs of our ERP system implementation, costs of contractual obligations associated with a financially distressed vendor, and costs related to certain legal matters. The ERP and legal matter costs are recorded in general and administrative operating expense and the financially distressed vendor costs are recorded in cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss for each respective period presented.
Legal matter costs include attorney fees associated with a dispute that arose from a prior acquisition and attorney fees associated with the submission of an unsolicited acquisition offer as filed in the Schedule 13D with the SEC on October 11, 2023. These matters have unique facts and circumstances that are not directly related to our operations. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
The ERP implementation is viewed as a transformational undertaking due to the extensive scope and inherent change management involved to transition to a new single-solution ERP system from the disparate legacy systems. These costs consist of internal and third-party costs of the ERP implementation and do not include capitalized costs, depreciation and/or amortization, or costs to support or maintain software applications or systems once they are in productive use. The ERP system is fully implemented, and such costs are not expected to recur in the foreseeable future. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
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
Reorganizational and severance costs are a component of our Globalization Efforts and Cost Savings as described in Key Factors and Trends Affecting our Operating Performance. These costs are due to efforts to globalize and centralize our workforce and will be fully operational during the first half of 2024. We have never had a global shared service center and view this undertaking as outside the scope of normal operations. Costs include salary, benefits, equity and bonus compensation, and other employee costs for those who were identified to be terminated or those working on the transformational efforts. These costs were recorded in sales and marketing, product and technology, and general and administrative operating expenses in the Consolidated Statement of Operations and Comprehensive Loss for the periods presented, based on the employee’s respective job function. Because these costs are part of a specific and unprecedented initiative, we do not consider these expenses to be normal, recurring, cash operating expenses necessary to operate our business.

Certain prior period adjusted EBITDA reconciliation amounts have been reclassified to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(130,012)	$(119,485)	$(85,129)
Add:
Depreciation and amortization	61,207	45,256	32,601
Interest income	(6,296)	(1,867)	(96)
Interest expense	1,760	2,431	27,662
Income tax benefit	(209)	(206)	(2,021)
Loss on extinguishment of debt	—	—	1,148
Other income	(1,218)	(20,215)	(27,007)
Share-based compensation	46,945	69,628	46,780
Warrants issued with revenue contracts	38	62	79
Amortization of non-cash payment for research and development	4,762	2,460	1,235
Non-operating, non-recurring costs(a)	5,852	11,113	10,592
Reorganizational and severance costs(b)	31,995	10,789	1,504
Acquisition-related costs	1,653	5,832	19,680
Adjusted EBITDA(c)(d)	$16,477	$5,798	$27,028
____________
(a)For the year ended December 31, 2023, primarily represents costs related to legal matters of $1.9 million, the ERP implementation of $1.0 million, and contractual obligations of $0.9 million. For the year ended December 31, 2022, primarily represents costs related to legal matters of $3.5 million, new business opportunities of $2.6 million, and the ERP implementation of $1.5 million.
(b)For the year ended December 31, 2023, primarily represents costs related to globalizing the Company's workforce of $26.8 million and severance of $5.2 million. For the year ended December 31, 2022, primarily represents costs related to globalizing the Company's workforce of $9.6 million and severance of $1.2 million.
(c)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
(d)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract, lease terminations, and indirect globalization employee costs from our computation of Adjusted EBITDA. For the year ended December 31, 2022, these costs totaled $3.8 million, $4.7 million, and $1.5 million, respectively. Adjusted EBITDA for 2022 has been recast to conform to the current period computation methodology.
Adjusted Net (Loss)
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
See Adjusted EBITDA above for the discussion of the nature of costs underlying the categories of non-operating, non-recurring costs, and reorganizational and severance costs.
Certain prior period adjusted net loss reconciliation amounts have been reclassified to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year.
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
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share numbers and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Sharecare, Inc.	$(128,498)	$(118,707)	$(85,000)
Add:
Amortization of acquired intangibles(a)	6,529	6,526	5,321
Amortization of deferred financing fees	31	280	15,537
Change in fair value of warrant liability and contingent consideration	(3,521)	(18,492)	(26,123)
Share-based compensation	46,945	69,628	46,780
Warrants issued with revenue contracts	38	62	79
Amortization of non-cash payment for research and development	4,762	2,460	1,235
Non-operating, non-recurring costs(b)	5,852	11,113	10,592
Reorganizational and severance costs(c)	31,995	10,789	1,504
Acquisition-related costs	1,653	5,832	19,680
Adjusted net loss(d)(e)	$(34,214)	$(30,509)	$(10,395)

Weighted-average common shares outstanding, basic and diluted	352,076,785	348,103,491	281,026,365

Loss per share	$(0.36)	$(0.34)	$(0.30)
Adjusted loss per share	$(0.10)	$(0.09)	$(0.04)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)For the year ended December 31, 2023, primarily represents costs related to legal matters of $1.9 million, the ERP implementation of $1.0 million, and contractual obligations of $0.9 million. For the year ended December 31, 2022, primarily represents costs related to legal matters of $3.5 million, new business opportunities of $2.6 million, and the ERP implementation of $1.5 million.
(c)For the year ended December 31, 2023, primarily represents costs related to globalizing the Company's workforce of $26.8 million and severance of $5.2 million. For the year ended December 31, 2022, primarily represents costs related to globalizing the Company's workforce of $9.6 million and severance of $1.2 million.
(d)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
(e)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract, lease terminations, and indirect globalization employee costs from our computation of Adjusted Loss. For the year ended December 31, 2022, these costs totaled $3.8 million, $4.7 million, and $1.5 million, respectively. Adjusted Loss for 2022 has been recast to conform to the current period computation methodology.
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

We had $128.2 million in cash and cash equivalents as of December 31, 2023. Our principal commitments as of December 31, 2023, consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of December 31, 2023, there was $54.3 million available for borrowing under the Revolving Facility. See Note 8 and Note 13 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We believe our cash on hand will be sufficient to meet our operating cash flow, working capital, capital expenditure requirements, and to fund share repurchases in the short-term (i.e., the 12 months from the date of this Annual Report on Form 10-K). Our long-term liquidity needs include cash necessary to support our business growth and contractual commitments. We believe that the potential financing capital available to us in the future is sufficient to fund our long-term liquidity needs, however, we are continually reviewing our capital resources to determine whether we can meet our short- and long-term goals, and we may require additional capital to do so. We may also need additional cash resources due to potential changes in business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we seek to expand our solution offerings. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product offerings and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 1 to Sharecare’s audited consolidated financial statements and the “Risk Factors — Risks Related to Financing and Tax — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” included elsewhere in this Annual Report on Form 10-K
The following table summarizes our cash flow activities for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(13,974)	$(49,657)	$(54,103)
Net cash used in investing activities	$(28,775)	$(44,354)	$(112,387)
Net cash (used in) provided by financing activities	$(11,727)	$5,511	$415,220
Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $14.0 million. Cash used during this period included the $130.0 million net loss for the year ended December 31, 2023, offset by non-cash items of $115.0 million which were attributable to depreciation and amortization expense, amortization of contract liabilities, lease right-of-use asset expense, amortization of non-cash payment for research and development, change in fair value of warrant liability and contingent consideration, and share-based compensation. In addition, changes in operating assets and liabilities of $1.0 million resulted in net cash used, attributable to accounts receivable and other receivables, accounts payable and accrued expenses, and deferred revenue.
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
Net cash used in operating activities for the year ended December 31, 2021 was $54.1 million. Cash used during this period included the $85.1 million net loss for the year ended December 31, 2021, offset by non-cash items of $58.5 million which were attributable to depreciation and amortization expense, write-off of deferred financing fees and debt discount, amortization of contract liabilities, change in fair value of warrant liability and contingent consideration, share-based compensation, and payment of paid-in-kind (“PIK”) interest. In addition, changes in operating assets and liabilities of $27.4 million resulted in net cash used, attributable to increases in accounts receivable and other receivables, prepaid expense and other assets. Accounts receivable increased primarily due to increased revenue. Prepaid expense and other assets increased primarily due to non-cash payment for upfront research and development costs related to the issuance of shares of Legacy Sharecare Series D Preferred Stock (see Note 10 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $28.8 million compared to $44.4 million of net cash used in investing activities for the year ended December 31, 2022. The year-over-year decrease in cash outflows was primarily due to reduced cash paid for capitalized internal-use software and purchased property and equipment.
Net cash used in investing activities for the year ended December 31, 2022 was $44.4 million compared to $112.4 million of net cash used in investing activities in 2021. The year-over-year decrease in cash outflows was primarily due to cash paid for our acquisitions of CareLinx and doc.ai in 2021.
Net cash used in investing activities for the year ended December 31, 2021 was $112.4 million compared to $19.2 million of net cash used in investing activities in 2020. The increase in cash outflows was primarily due to cash paid for our acquisitions of CareLinx and doc.ai and increases in cash paid for capitalized internal-use software costs.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $11.7 million, primarily due to cash paid for shares repurchased.
Net cash provided by financing activities for the year ended December 31, 2022 was $5.5 million, primarily due to cash received from the exercise of stock options.
Net cash provided by financing activities for the year ended December 31, 2021 was $415.2 million, primarily due to cash received from the Reverse Recapitalization of our merger with FCAC.
Contractual Obligations
There were no material changes to contractual obligations since last presented as of December 31, 2022 except for the Company entering into Amendment Number Nine to the Senior Secured Credit Agreement (the “Ninth Amendment”). Additionally, we have contractual obligations related to leases and purchase obligations with certain service providers. See Note 6 and Note 13 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report on form 10-K.
Financing Arrangements
Senior Secured Credit Agreement
The Company’s senior secured revolving credit facility (the “Revolving Facility”) is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent. On February 10, 2023, the company renewed its Senior Secured Credit Agreement. The Senior Secured Credit Agreement was due to mature on February 10, 2023 and the Company entered into the Ninth Amendment to the Senior Secured Credit Agreement which extends the maturity date of the Senior Secured Credit Agreement to February 10, 2026. The total commitments under the Revolving Facility remain unchanged at $60.0 million as a result of the Ninth Amendment but the sub-limit for letters of credit has increased from $10.0 million to $15.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate plus a margin of 0.75%, or (b) the 1, 3, or 6-month Secured Overnight Financing Rate (SOFR) plus 1.75%. The Ninth Amendment amends other terms of the existing Senior Secured Credit Agreement, including eliminating minimum liquidity and minimum EBITDA covenants, increased thresholds for certain permitted transactions, modifications to reporting and other changes.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of December 31, 2023. As of December 31, 2023, there were $0.5 million borrowings outstanding under the Revolving Facility.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. We have one operating segment and two reporting units. We identify our reporting units by assessing whether there are components of our operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment managers and consider whether such components should be aggregated into a single reporting unit. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant decline in market capitalization, adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, the difference between the carrying value and the fair value would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.
We estimate the fair value of our reporting units using a weighted approach that considers a discounted cash flow method and a market multiple method, and a similar transactions method. Under the discounted cash flow approach, we project future cash flows which are discounted using a weighted-average cost of capital analysis that reflects current market conditions, adjusted for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows), in arriving at the fair value of the reporting unit. Under the market multiple approach, we estimate a fair value based on comparable companies’ market multiples of revenues and under the similar transactions method we estimate a fair value using market multiples of revenue for comparable companies, for which information is available about recent market transactions.
Management’s judgment utilized in the goodwill impairment evaluation is critical. The computations require management to make estimates and assumptions and actual results may differ significantly, particularly if there are significant adverse changes in the operating environment. Critical assumptions that are used as part of a quantitative goodwill evaluation include:
•The potential future revenue, EBITDA and cash flows of the reporting unit. The projections use management’s assumptions about economic and market conditions over the projected period as well as our estimates of future performance and reporting unit revenue, gross margin, expenses and other factors. The resulting revenue, EBITDA and cash flow estimates are based on our most recent business operating plans, and various growth rates are assumed for years beyond the current business plan period. These operating plans include plans to grow our sales, plans to globalize the Company’s workforce, plans to reduce operating costs, and plans for enhancements to our technology and platform infrastructure. We believe that the assumptions, estimates and rates used in our fiscal 2023 impairment evaluations are reasonable; however, variations in the assumptions, estimates and rates could result in significantly different estimates of fair value.
•Selection of an appropriate discount rate. Calculating the present value of future cash flows requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. Given current economic conditions, it is possible that the discount rate will fluctuate in the near term. We engaged third party experts to assist in the determination of the weighted-average cost of capital used to discount the cash flows for the goodwill impairment tests. The discount rates (weighted-average cost of capital) used to discount the cash flows for the annual 2023 impairment tests of our reporting units were 15.0% and 16.0%, respectively.
As a result of both the interim and annual tests performed in 2023, the Company determined the fair values of each of our reporting units exceeded their respective book values in excess of approximately 10% and there was no impairment. Our evaluation of goodwill did not result in impairment charges being recorded in fiscal 2022 or fiscal 2021.
New Accounting Pronouncements
See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Annual Report.
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the consummation of the Business Combination, we have remained an emerging growth company and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used. For additional information, see “Risk Factors — Risks Related to Being a Public Company — We are an ‘emerging growth company,’ and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.” included elsewhere in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Sharecare, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sharecare, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive loss, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Atlanta, Georgia
March 29, 2024

SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$128,187	$182,508
Accounts receivable, net (net of allowance for doubtful accounts of $8,544 and $7,197, respectively)	128,173	116,877
Other receivables	2,262	4,114
Prepaid expenses	6,007	12,612
Other current assets	3,178	4,515
Total current assets	267,807	320,626
Property and equipment, net	3,375	5,082
Other long-term assets (Note 4)	13,863	20,362
Intangible assets, net	136,552	163,114
Goodwill	192,037	191,817
Total assets	$613,634	$701,001
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,388	$8,838
Accrued expenses and other current liabilities (Note 4)	65,706	81,627
Deferred revenue	5,517	9,032
Contract liabilities, current	—	1,535
Total current liabilities	116,611	101,032
Warrant liabilities	403	2,441
Long-term debt (Note 8)	519	—
Other long-term liabilities	8,032	16,723
Total liabilities	125,565	120,196
Commitments and contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of December 31, 2023 and 2022	58,205	58,205
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 353,430,357 and 354,463,620 shares issued and outstanding as of December 31, 2023 and 2022, respectively	35	35
Additional paid-in capital	1,157,737	1,120,024
Accumulated other comprehensive loss	(2,263)	(2,794)
Accumulated deficit	(725,373)	(595,820)
Total Sharecare, Inc. stockholders’ equity	430,136	521,445
Noncontrolling interest in subsidiaries	(272)	1,155
Total stockholders’ equity	429,864	522,600
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$613,634	$701,001
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue (inclusive of $55,688, $46,605, and $77,221 of related party revenue for the years ended December 31, 2023, 2022, and 2021, respectively)	$445,251	$442,415	$412,815
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization; inclusive of $28,634, $18,010, and $0 of related party costs of revenue for the years ended December 31, 2023, 2022, and 2021, respectively)	254,545	238,293	203,218
Sales and marketing	57,420	55,870	51,407
Product and technology	70,046	70,527	74,438
General and administrative	138,008	171,811	136,594
Depreciation and amortization	61,207	45,256	32,601
Total costs and operating expenses	581,226	581,757	498,258
Loss from operations	(135,975)	(139,342)	(85,443)

Other income (expense):
Interest income	6,296	1,867	96
Interest expense	(1,760)	(2,431)	(27,662)
Loss on extinguishment of debt	—	—	(1,148)
Other income	1,218	20,215	27,007
Total other income (expense)	5,754	19,651	(1,707)
Loss before income tax benefit	(130,221)	(119,691)	(87,150)
Income tax benefit	209	206	2,021
Net loss	(130,012)	(119,485)	(85,129)
Net loss attributable to non-controlling interest in subsidiaries	(1,514)	(778)	(129)
Net loss attributable to Sharecare, Inc.	$(128,498)	$(118,707)	$(85,000)

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.34)	$(0.30)
Weighted-average common shares outstanding, basic and diluted	352,076,785	348,103,491	281,026,365

Net loss	$(130,012)	$(119,485)	$(85,129)
Other comprehensive loss adjustments:
Foreign currency translation	618	(611)	(1,486)
Comprehensive loss	(129,394)	(120,096)	(86,615)
Comprehensive loss attributable to non-controlling interest in subsidiaries	(1,427)	(656)	(256)
Comprehensive loss attributable to Sharecare, Inc.	$(127,967)	$(119,440)	$(86,359)
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Noncontrolling Interest	Redeemable Convertible Preferred Stock				Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity (Deficit)
		Shares		Amount		Shares	Amount
Balance at December 31, 2020	$4,000	—		$—		217,106,957	$22	$377,134	$(702)	$(392,113)	$2,203	$(13,456)
Stock options exercised	—	—		—		15,067,237	2	15,432	—	—	—	15,434
Issuance of common stock for doc.ai acquisition	—	—		—		8,435,301	1	81,292	—	—	—	81,293
Settlement of contingent liability on WhitehatAI earnout	—	—		—		—	—	595	—	—	—	595
Issuance of Series D redeemable convertible preferred stock, net of issuance costs and antidilution provision	—	4,453,659		51,754		—	—	—	—	—	—	—
Issuance of stock for Carelinx acquisition	—	—		—		1,262,475	—	10,348	—	—	—	10,348
Issuance of stock for doc.ai antidilution provision	—	—		—		1,052,398	—	12,682	—	—	—	12,682
Issuance of stock for Series D antidilution provision	—	546,341		6,451		—	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—		—		—	—	79	—	—	—	79
Common stock issued to settle contingent consideration from acquisitions in prior years	—	—		—		1,078,213	—	—	—	—	—	—
Common stock issued upon vesting of restricted stock units	—	—		—		31,250	—	—	—	—	—	—
Conversion of warrants to common shares	—	—		—		11,647,316	1	11,480	—	—	—	11,481
Conversion of convertible notes to common shares	—	—		—		37,695,910	4	136,395	—	—	—	136,399
Business Combination and Private Placement financing, net of issuance costs	—	—		—		57,451,915	6	376,570	—	—	—	376,576
Cumulative effect of adopting ASU 2021-08	—	—		—		—	—	—	—	593	—	593
Dissolution of redeemable noncontrolling interest for Visualize Health	(4,000)	—		—		895,435	—	4,136	—	—	(136)	4,000
Share-based compensation	—	—		—		—	—	46,780	—	—	—	46,780
Other	—	—	—	—		66,555	—	(988)	—	—	—	(988)
Currency translation adjustment	—	—	—	—		—	—	—	(1,341)	—	(145)	(1,486)
Repurchased shares of common stock related to exercise of employee stock options	—	—	—	—		(6,002,255)	(1)	(29,771)	—	—	—	(29,772)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—		—	—	—	(18)	—	(111)	(129)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—		—	—	—	—	(85,593)	—	(85,593)
Balance at December 31, 2021	$—	5,000,000		$58,205	58,205	345,788,707	$35	$1,042,164	$(2,061)	$(477,113)	$1,811	$564,836
Stock options exercised	—	—		—		9,421,590	—	10,829	—	—	—	10,829
CareLinx working capital adjustment	—	—		—		(92,495)	—	(658)	—	—	—	(658)
Issuance of stock for WhitehatAI earnout	—	—		—		132,587	—	—	—	—	—	—
Issuance of stock for doc.ai escrow shares	—	—		—		677,680	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—		—		—	—	62	—	—	—	62
Common stock issued upon vesting of restricted stock units	—	—		—		857,343	—	—	—	—	—	—
Share-based compensation	—	—		—		—	—	72,011	—	—	—	72,011
Other	—	—		—		(5,097)	—	—	—	—	—	—
Currency translation adjustment	—	—		—		—	—	—	(733)	—	122	(611)
Repurchased shares of common stock related to exercise of stock options	—	—		—		(2,166,093)	—	(4,135)	—	—	—	(4,135)
Shares repurchased	—	—		—		(150,602)	—	(249)	—	—	—	(249)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—		—		—	—	—	—	—	(778)	(778)
Net income (loss) attributable to Sharecare, Inc.	—	—		—		—	—	—	—	(118,707)	—	(118,707)
Balance at December 31, 2022	$—	5,000,000		$58,205		354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—		—		523,585	—	518	—	—	—	518
Cumulative effect of adopting ASU 2016-13	—	—		—		—	—	—	—	(1,055)	—	(1,055)
Issuance of warrants in connection with debt and revenue arrangements	—	—		—		—	—	38	—	—	—	38
Common stock issued upon vesting of restricted stock units	—	—		—		7,033,508	1	(1)	—	—	—	—
Share-based compensation	—	—		—		—	—	48,147	—	—	—	48,147
Other	—	—		—		—	—	(131)	—	—	—	(131)
Currency translation adjustment	—	—		—		—	—	—	531	—	87	618
Repurchased shares of common stock related to exercise of stock options	—	—		—		(1,147,321)	—	(1,615)	—	—	—	(1,615)
Shares repurchased	—	—		—		(7,443,035)	(1)	(9,243)	—	—	—	(9,244)
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—		—		—	—	—	—	—	(1,514)	(1,514)
Net income (loss) attributable to Sharecare, Inc.	—	—		—		—	—	—	—	(128,498)	—	(128,498)
Balance at December 31, 2023	$—	5,000,000		$58,205		353,430,357	$35	$1,157,737	$(2,263)	$(725,373)	$(272)	$429,864
The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(130,012)	$(119,485)	$(85,129)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	61,207	45,256	32,601
Non-cash interest expense	549	967	4,680
Write-off of deferred financing fees and debt discount	—	—	12,063
Loss on extinguishment of debt	—	—	1,148
Amortization of contract liabilities	(1,804)	(4,380)	(5,616)
Accretion of contract liabilities	272	880	1,561
Lease right-of-use asset expense	3,163	5,911	—
Amortization of non-cash payment for research and development	4,760	2,459	1,236
Change in fair value of warrant liability and contingent consideration	(3,521)	(18,492)	(26,123)
Share-based compensation	46,945	69,628	46,780
Deferred income taxes	(187)	(227)	(2,196)
Payment of PIK interest	—	(1,106)	(8,717)
Other	3,623	2,324	1,034
Changes in operating assets and liabilities:
Accounts receivable, net and other receivables	(15,186)	(16,188)	(31,469)
Prepaid expenses and other assets	7,319	(3,926)	(4,810)
Accounts payable and accrued expense	13,238	(8,904)	9,381
Operating lease liabilities	(825)	(1,751)	—
Deferred revenue	(3,515)	(2,623)	(527)
Net cash used in operating activities	(13,974)	(49,657)	(54,103)
Cash flows from investing activities:
Acquisition of CareLinx	—	—	(54,774)
Acquisition of doc.ai	—	—	(16,784)
Purchases of property and equipment	(1,627)	(3,687)	(2,423)
Capitalized internal-use software costs	(27,148)	(40,667)	(38,406)
Net cash used in investing activities	(28,775)	(44,354)	(112,387)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of issuance costs	—	—	50,000
Proceeds from issuance of debt	—	—	20,000
Repayment of debt	—	—	(66,350)
Net proceeds from Reverse Recapitalization with Falcon Capital Acquisition Corp.	—	—	426,240
Proceeds from exercise of common stock options	518	6,692	5,964
Repurchased shares of common stock related to exercise of employee stock options	—	—	(19,581)
Payments for shares repurchased	(10,975)	(250)	—
Payments on financing lease obligations	(1,270)	(931)	(1,053)
Net cash (used in) provided by financing activities	(11,727)	5,511	415,220
Effect of exchange rates on cash and cash equivalents	155	(97)	(228)
Net (decrease) increase in cash and cash equivalents	(54,321)	(88,597)	248,502
Cash and cash equivalents at beginning of period	182,508	271,105	22,603
Cash and cash equivalents at end of period	$128,187	$182,508	$271,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$674	$1,112	$19,946
Cash paid for income taxes	$34	$24	$52
Noncash financing activities:
CareLinx working capital adjustment	$—	$659	$—
The accompanying notes are an integral part of these consolidated financial statements.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

1.Nature of Business and Significant Accounting Policies
Nature of Business
Sharecare, Inc. (“Sharecare” or the “Company”) was founded in 2009 to develop an interactive health and wellness platform and began operations in October 2010. Sharecare’s virtual health platform is designed to help people, patients, providers, employers, health plans, government organizations, and communities optimize individual and population-wide well-being by driving positive behavior change. The platform is designed to connect each stakeholder to the health management tools they need to drive engagement, establish sustained participation, increase satisfaction, reduce costs, and improve outcomes. Sharecare bridges scientifically validated clinical programs with content to deliver a personalized experience for its members, beginning with the RealAge® test, Sharecare’s health risk assessment that shows members the true age of their body, capitalizing on people’s innate curiosity of how “young” they are to draw them into the platform. The Sharecare platform provides members with a personalized action plan to guide and educate them on the habits and behaviors making the biggest impact, both positive and negative, on their RealAge. Sharecare provides the resources members need to manage their health through lifestyle or disease management and coaching programs, such as diabetes management and smoking cessation, well-being solutions, such as financial health and anxiety management; care navigation tools such as find-a-doctor, prescription savings, clinical decision support, medical records, home care, and more. In January 2023, Sharecare launched Sharecare+, a digital-first, comprehensive advocacy solution designed to deliver value through benefits navigation, clinical engagement, virtual care, and chronic case and utilization management. Additionally, Sharecare provides secure, automated release of information, audit and business consulting services to streamline the medical records process for medical facilities. Sharecare delivers value via its provider, enterprise, and life sciences channels.
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
Domestic revenues from operations represent approximately 98%, 97%, and 95% of total revenue during the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, no customer accounted for more than 10% of our total revenue. For the year ended December 31, 2021, one customer accounted for 11% of the Company’s total revenue.
As of December 31, 2023, there was one customer with whom we currently have active disputes, that individually accounted for 37% of the Company’s accounts receivable, net. For the years ended December 31, 2022 and 2021, no customer individually accounted for more than 10% of the Company’s accounts receivable, net.
Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires management to maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability
Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis
Assets and liabilities that may be measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, and other intangible assets. For these assets, the Company does not periodically adjust the carrying value to fair value except in the event of impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to its fair value and an impairment charge is recorded within operating income (loss) in the Consolidated Statements of Operations and Comprehensive Loss.
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
The changes in the allowance for doubtful accounts are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Allowance for doubtful accounts – beginning balance	$7,197	$6,212
Provision for doubtful accounts	3,023	3,210
Amounts written off and other adjustments	(1,676)	(2,225)
Allowance for doubtful accounts – ending balance	$8,544	$7,197

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Property and Equipment
Property and equipment are recorded at the original acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.
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
Other Long-Term Assets
As of December 31, 2023 and 2022, other long-term assets included tax credits that can be used to reduce the Company’s foreign taxable income (or that are receivable in cash if not used within three years), operating lease right-of-use assets due to the adoption of ASC 842 (Note 6), and a contract asset that was deemed to be fully impaired in the fourth quarter of 2023 due to the cessation of services in connection with a revenue contract, pending the resolution of an active contractual dispute, and the uncertainty related to whether or when such services might resume (Note 14).
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
In the fourth quarter of 2023, certain intellectual property was determined to be impaired due to a change in the timing and magnitude of cash flows expected to be generated using the intellectual property (Notes 7 and 14).
Intangible assets have useful lives within the following ranges:

Internal use software	3–5 years
Technology – features/content	5–15 years
Trade name	4–indefinite years
Customer relationships	9–16 years
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements. Amortization of these contract liabilities for the year ended December 31, 2023 was $1.8 million and was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities for the year ended December 31, 2022 was $4.4 million. Of that amount, $1.8 million was included within cost of revenues and $2.6 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities during the year ended December 31, 2021 was $5.6 million. Of that amount, $1.7 million was included within cost of revenues and $3.9 million was included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a former related party in the amount of $17.5 million related to service agreements, the entirety of which is classified as current as of December 31, 2023 and recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets. Additionally, the prior year balances as of December 31, 2022 and December 31, 2021 included certain contract liabilities related to office lease agreements prior to the adoption of ASC 842.
Deferred Financing Fees, Net
In connection with obtaining loans in prior periods, the Company incurred and capitalized fees that were settled in cash and warrants. In addition, in connection with the modification of historical convertible debt instruments and through the

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

issuance of convertible debt instruments, the Company had a beneficial conversion feature on its Series B, Series B-3 and Series B-4 Convertible Notes that were outstanding prior to the Business Combination. The financing fees and beneficial conversion features were amortized over the life of the loans as a component of interest expense. In July 2021, the Company’s Series B, Series B-3 and Series B-4 Convertible Notes were fully converted into common stock in connection with the consummation of the Business Combination (see Note 8). During the year ended December 31, 2023, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled less than $0.1 million, which represented the amortization of deferred financing fees. During the year ended December 31, 2022, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $0.3 million, which primarily consisted of the loss on conversion of debt. During the year ended December 31, 2021, expense recognized in the Consolidated Statement of Operations and Comprehensive Loss related to deferred financing fees totaled $15.5 million, which represented the amortization of deferred financing fees and beneficial conversion features.
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
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of December 31, 2023 and 2022, such fees were $5.5 million and $9.0 million, respectively. The Company recognized $4.7 million of revenue during the year ended December 31, 2023 that was included in deferred revenue at December 31, 2022. The Company recognized $6.4 million of revenue during the year ended December 31, 2022 that was included in deferred revenue at December 31, 2021.
Revenue Recognition
Revenue is recognized when control of the promised good or service is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for that good or service. Sales and usage-based taxes are excluded from revenue. The Company serves a diverse group of clients. We are the principal in all outstanding revenue arrangements except for certain CareLinx revenue arrangements, for which such amounts are not material. CareLinx has B2C (business-to-consumer) and B2B2C (business-to-business-to-consumer) service lines for which CareLinx is the agent and we recognize the commission revenue based on the amount billed using the “as-invoiced” practical expedient.
Enterprise Revenue
The Company provides employers and health plans with health management programs for their employee base or covered population, including digital engagement, telephonic coaching, incentives, biometrics, patient care managed health, and advocacy solutions. Revenue is recognized over time on a per member per month (“PMPM”) basis for a portion of revenue and based on individual product offerings being purchased by each individual customer which may vary based on the timing of delivery of services against those performance obligations. Member participation fees are generally determined by multiplying the contractually negotiated member rate by the number of members eligible for services during the month. Member participation rates are established during contract negotiations with customers, often based on a portion of the value the programs are expected to create. Contracts with health plans and integrated health care systems generally range from three-to-five-years with several comprehensive strategic agreements extending for longer periods. Contracts with self-insured employers typically have two-to-four-year terms.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
The Company provides customers with Blue Zones Project solutions, a turnkey program for communities to apply the Blue Zone Project program principles, enabling community sponsors such as health plans, employers, and health systems with a way to improve the health of their community in a tangible, measurable way. These contracts generally include two performance obligations, the discovery period and the subsequent content delivery for each year of engagement. The revenue is recognized based on the relative standalone selling price of the performance obligations evenly over time. These contracts do not include termination clauses and often have two-to-four-year terms.
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
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either the: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of December 31, 2023 and 2022, such fees included within deferred revenue were $4.9 million and $4.4 million, respectively.
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
Approximately $7.5 million, $7.7 million, and $10.0 million of revenues recognized during the years ended December 31, 2023, 2022 and 2021, respectively, were performance-based. As of December 31, 2023, 2022 and 2021, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $3.0 million, $6.3 million and $5.7 million, respectively, all of which were based on actual results. During the year ended December 31, 2023, $1.9 million was recognized in revenue that related to services provided prior to December 31, 2022.
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of December 31, 2023, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $70.1 million. As of December 31, 2023, the Company expects to recognize revenue on approximately 90% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Enterprise	$243,942	$258,642	$243,404
Provider	119,343	104,170	90,921
Life Sciences	81,966	79,603	78,490
Total Revenue	$445,251	$442,415	$412,815
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the respective local currency. All asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Consolidated Statements of Operations and Comprehensive Loss. Equity transactions are translated using historical exchange rates. Revenue and expenses are translated using the average exchange rate during the year.
Foreign currency transaction gains (losses) are included in other expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Foreign currency transaction gains (losses) during the years ended December 31, 2023, 2022 and 2021 were immaterial.
Advertising Expense
Advertising costs, which are expensed as incurred, totaled $10.5 million, $10.3 million and $8.8 million in 2023, 2022 and 2021, respectively.
Employee Benefit Plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Sharecare Board. The Company contributed $1.6 million, $2.0 million and $1.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Share-Based Payments
The Company measures compensation for all share-based payment awards granted to employees, directors, and nonemployees based on the estimated fair value of the awards on the date of grant. For awards that vest based on continued service, the service-based compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards. For service vesting awards with compensation expense recognized on a straight-line basis, at no point in time does the cumulative grant date value of vested awards exceed the cumulative amount of compensation expense recognized. The grant date fair value of stock options that contain service or performance conditions is estimated using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur.
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
Net Loss Per Share
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and other participating securities based upon their respective rights to receive dividends as if all income or losses for the period had been distributed. However, the Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net losses attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares.
Other Income (Expense)
For the years ended December 31, 2023, 2022, and 2021, other income (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Re-measurement of contingent consideration	$1,484	$10,113	$13,447
Re-measurement of warrant liabilities	2,037	8,379	12,676
Other	(2,303)	1,723	884
Total other income (expense)	$1,218	$20,215	$27,007

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
Recently Adopted Accounting Standards
Business Combination. In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers. The update requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities, such as deferred revenue, in a business combination and eliminates the requirement to recognize such items at fair value as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in an interim period. The Company elected to early adopt ASU No. 2021-08 during the fourth quarter of 2021. As such, the Company retrospectively applied the update to all business combinations for which the acquisition date occurred on or after January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
In July 2018, the FASB approved an additional optional transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As of January 1, 2022, the Company adopted the standard using this optional transition method. The accounting for capital leases remained substantially unchanged. The Company applied the available package of practical expedients, as well as the election not to apply recognition and measurement requirements to short-term leases. See Note 6 for further details.
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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which is intended to improve the timing of recognition, and enhance the accounting and disclosure of credit losses on financial assets. This update modified the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities, reinsurance recoverables, and accounts receivable and could result in the creation of an allowance for credit losses as a contra-asset account. The ASU requires a cumulative-effect change to retained earnings (accumulated deficit) in the period of adoption, to the extent applicable. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within the fiscal year. The Company adopted ASU 2016-13 on January 1, 2023, and the adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements, with the primary impact being the increase in allowance for doubtful accounts related to our trade accounts receivable. The adoption adjustment was recorded to accumulated deficit, as shown in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
Pursuant to the Merger Agreement, 1,713,000 shares of common stock are held in escrow and shall be released to the sponsor of FCAC (the “Sponsor Earnout Shares”). In addition, 1,500,000 shares of common stock are held in escrow and shall be released to Legacy Sharecare stockholders and option holders (the “Sharecare Earnout Shares” and, together with the Sponsor Earnout Shares, the “Earnout Shares”). The Earnout Shares are subject to release upon achieving certain triggering events as defined in the Merger Agreement. The earnout conditions have not been satisfied as of December 31, 2023. The Earnout Shares allocated to Legacy Sharecare stockholders are accounted for as liability instruments and classified within Level 1 as they are publicly traded and have an observable market price in an active market (see Note 3). The Earnout Shares allocated to the Legacy Sharecare option holders are classified as equity instruments and accounted for under ASC 718.
The Business Combination was accounted for as a Reverse Recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, FCAC was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Sharecare issuing stock for the net assets of FCAC, accompanied by a recapitalization. Cash of $146.4 million, which included cash previously held in the FCAC trust (net of redemptions), and working capital accounts of FCAC were recorded at historical cost, which approximates fair value. The Company also assumed private placement warrants and public warrants (each as defined herein) from FCAC, which were recorded based on the acquisition date fair value (see Note 3). Cash paid for issuance costs and advisory fees were approximately $54.0 million. Additionally, in connection with the Business Combination, the Company made one-time bonus payments of $11.6 million to certain executives which has been recorded in General and Administrative expense, and resulted in a reduction in operating cash flows.
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

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,431	$—	$—	$10,431
Total cash equivalents at fair value	$10,431	$—	$—	$10,431

Liabilities
Warrant liabilities	$403	$—	$—	$403
Contingent consideration - other liabilities	—	—	395	395
Total liabilities at fair value	$403	$—	$395	$798

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
Contingent consideration was classified within Level 3 as it was valued using certain unobservable inputs. The fair value of the contingent consideration is estimated based on the Company’s stock price and the number of shares expected to be issued related to acquisitions in prior years. The fair value of the Earnout Shares allocated to Legacy Sharecare stockholders and FCAC sponsors are included in contingent consideration and are estimated using a Monte Carlo simulation with inputs for the Company’s stock price, expected volatility, risk-free rate, first and second earnout hurdles and expected term.
The following is a schedule of changes to the contingent consideration - other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2021	$13,897
Settlement of contingent consideration for HDS retained shares	(1,905)
Re-measurement of contingent consideration (other (income) expense)	(10,113)
December 31, 2022	1,879
Re-measurement of contingent consideration (other (income) expense)	(1,484)
December 31, 2023	$395
4. Balance Sheet Components
Property and Equipment
As of December 31, 2023 and 2022, property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives (Years)	2023	2022
Computer hardware	3	$9,408	$10,171
Furniture/fixtures	5–7	1,666	1,345
Leasehold improvements	1–5	2,771	2,204
Property and equipment, gross		13,845	13,720
Less: accumulated depreciation		(10,470)	(8,638)
Property and equipment, net		$3,375	$5,082

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Depreciation expense during the years ended December 31, 2023, 2022, and 2021 totaled $2.9 million, $3.2 million, and $2.7 million, respectively.

Long-term Assets
As of December 31, 2023 and 2022, long-term assets consisted of the following (in thousands):

	2023	2022
Security deposits	$541	$572
Foreign tax credits	2,139	1,811
Acquisition related assets	1,400	1,770
Operating lease right-of-use assets	6,844	7,755
Related party contract asset	—	5,802
Other	2,939	2,652
Total long-term assets	$13,863	$20,362

Accrued Expenses and Other Current Liabilities
As of December 31, 2023 and 2022, accrued expenses and other current liabilities consisted of the following (in thousands):

	2023	2022
Accrued expenses	$15,546	$18,526
Accrued compensation	16,235	23,762
Accrued media costs	5,168	4,515
Accrued taxes	1,837	1,602
Operating lease liabilities, current	1,826	2,941
Contract liabilities due to a related party, current	17,496	10,000
Accrued expenses due to a related party	6,084	18,011
Accrued other	1,514	2,270
Total accrued expenses and other current liabilities	$65,706	$81,627
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
December 31, 2023

Cash and cash equivalents	$12,217
Prepaid expenses	244
Other current assets	400
Developed technology	15,668
Customer relationships	17,389
Goodwill	85,811
Accounts payable and other accrued liabilities	(5,965)
Deferred revenue	(2,274)
Debt	(904)
Deferred tax liability	(1,688)
Other long-term liabilities	(302)
Total	$120,596
The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value of the customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The Company incurred transaction-related expenses of $0.8 million which were recorded under general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company also incurred compensation expenses of $8.8 million through the issuance of replacement stock options which were recorded under general and administrative expenses and product and technology expenses in the Consolidated Statement of Operations and Comprehensive Loss. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill also represents the future benefits as a result of the acquisition that will enhance the Company’s products available to both new and existing customers and increase the Company’s competitive position. The goodwill resulting from this acquisition is not tax deductible. The Company finalized its purchase accounting for the doc.ai acquisition during the fourth quarter of 2021.
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
December 31, 2023

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

6. Leases
Under Topic 842, the Company determines if an arrangement is a lease at contract inception. Operating lease right-of-use (ROU) assets and liabilities are included in other long-term assets, accounts payable and accrued expenses, other current liabilities, and other long-term liabilities in the Consolidated Balance Sheets. Finance lease ROU assets and liabilities are included in property and equipment, accounts payable and accrued expenses, and other long-term liabilities in the Consolidated Balance Sheets.
Operating lease ROU assets and lease liabilities are recognized based on the present value of the future fixed lease payments over the lease term at the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its quarterly incremental borrowing rate based on the information available that corresponds to each lease commencement date and lease term when determining the present value of future payments for operating leases.
The Company’s operating leases principally involve office space. These leases may contain variable non-lease components consisting of common area maintenance, operating expenses, insurance, and similar costs of the office space that we occupy. The Company has adopted the practical expedient to not separate these non-lease components from the lease components and instead account for them as a single lease component for all leases. The operating lease ROU assets include future fixed lease payments made as well as any initial direct costs incurred and exclude lease incentives. Variable lease payments are not included within the operating lease ROU assets or lease liabilities and are expensed in the period in which they are incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments on operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not record operating lease ROU assets and liabilities for short-term leases that have a term of twelve months or less. Lease expense includes short-term lease cost which is not material to the Consolidated Financial Statements.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
Operating lease expense was $2.6 million, $6.2 million, $6.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company is the lessor in one non-cancelable sub-lease agreement for the CareLinx office space in California. Sublease income for year ended December 31, 2023 was $0.5 million.

Other information related to operating leases for the year ended December 31, 2023 is as follows (in thousands):

Supplemental Cash Flows Information	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$3,231
Assets obtained in exchange for lease obligations:
Operating leases	$2,084

Weighted-average remaining lease term (years):
Operating leases	4.8

Weighted-average discount rate:
Operating leases	5.5%

Estimated future minimum payment obligations for non-cancelable operating leases are as follows as of December 31, 2023 (in thousands):

Leases:	Operating Leases
2024	$2,129
2025	1,794
2026	1,805
2027	1,716
2028	889
Thereafter	634
Total undiscounted future cash flows	8,967
Less: Imputed interest	(1,113)
Present value of lease liabilities	$7,854

Lease liabilities, current	1,826
Lease liabilities, noncurrent	6,028
Present value of lease liabilities	$7,854

7. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible assets as of December 31, 2023 and 2022 were as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

	December 31, 2023
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Definite-lived, intangible assets
Technology – features/content	$65,905	$(31,117)	$34,788	8.8
Trade name	3,549	(1,979)	1,570	3.6
Customer relationships	77,849	(39,633)	38,216	8.8
Internal use software	186,620	(131,199)	55,421	1.9
Total definite-lived, intangible assets	$333,923	$(203,928)	$129,995

Intangible assets not subject to amortization
Internal use software projects in process	$1,527	$—	$1,527
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$6,557	$—	$6,557
Total intangible assets	$340,480	$(203,928)	$136,552

	December 31, 2022
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Definite-lived, intangible assets
Technology – features/content	$68,083	$(21,806)	$46,277	7.8
Trade name	3,549	(1,534)	2,015	4.6
Customer relationships	77,849	(33,549)	44,300	9.1
Internal use software	156,661	(93,703)	62,958	2.1
Total definite-lived, intangible assets	$306,142	$(150,592)	$155,550

Intangible assets not subject to amortization
Internal use software projects in process	$2,534	$—	$2,534
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	$7,564	$—	$7,564
Total intangible assets	$313,706	$(150,592)	$163,114

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

The following tables set forth the changes in the carrying amount of the Company’s goodwill during the years ended December 31, 2023 and 2022 (in thousands):

December 31, 2021	$192,442
Purchase accounting opening balance sheet adjustment	(161)
Foreign currency translation adjustment	(464)
December 31, 2022	191,817
Foreign currency translation adjustment	220
December 31, 2023	$192,037
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
As a result of the sustained decline in the Company’s stock price and associated market capitalization, the Company performed an impairment test during the third quarter of 2023. The fair value of the reporting units for goodwill impairment testing were determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline company and similar transaction methods. The guideline company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of both the interim and annual tests, the Company determined the fair values of each of our reporting units exceeded their respective book values in excess of approximately 10% and there was no impairment. There were no other impairment indicators during the year ended December 31, 2023.
For the most recent annual impairment test, an increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would have resulted in a 5% and 7% decline in the fair value, respectively, of our reporting units which would not have resulted in impairment.
During the fourth quarter of 2023, certain intellectual property was determined to be impaired due to a change in the timing and magnitude of cash flows expected to be generated using the intellectual property. The resulting impairment loss of $2.9 million (Note 14) was recorded to amortization expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the intellectual property was determined using the relief from royalty method and the remaining balance as of December 31, 2023 was $3.1 million.
Amortization expense on intangible assets totaled $58.3 million, $42.1 million and $29.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of December 31, 2023 (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Year ending December 31:
2024	$45,340
2025	30,227
2026	16,569
2027	10,004
2028	6,922
Thereafter	20,933
Total	$129,995
8. Debt
As of December 31, 2023 and 2022, debt was comprised of outstanding borrowings of $0.5 million and $0, respectively, under the Company’s senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility is governed by a Credit Agreement, dated as of March 9, 2017 (as amended, the “Senior Secured Credit Agreement”), among the Company, certain subsidiaries of the Company, as borrowers (the “Borrowers”), the lenders named therein and Wells Fargo Bank, National Association, as administrative agent. On February 10, 2023, the company renewed its Senior Secured Credit Agreement. The Senior Secured Credit Agreement was due to mature on February 10, 2023 and the Company entered into Amendment Number Nine to the Senior Secured Credit Agreement (the “Ninth Amendment”) which extended the maturity date of the Senior Secured Credit Agreement to February 10, 2026. The total commitments under the Revolving Facility remained unchanged at $60.0 million as a result of the Ninth Amendment but the sub-limit for letters of credit was increased from $10.0 million to $15.0 million. Availability under the Revolving Facility is generally subject to a borrowing base based on a percentage of applicable eligible receivables. Borrowings under the Revolving Facility bear interest at a rate equal to, at the applicable Borrower’s option, either (a) a base rate plus a margin of 0.75%, or (b) the 1, 3, or 6-month SOFR Rate plus 1.75%. The Ninth Amendment amended other terms of the existing Senior Secured Credit Agreement, including eliminating minimum liquidity and minimum EBITDA covenants, increased thresholds for certain permitted transactions, modifications to reporting and other changes.
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and the Company is in compliance with those covenants as of December 31, 2023. As of December 31, 2023, $54.3 million was available for borrowing under the Revolving Facility net of the letters of credit (Note 13) and associated miscellaneous fees.
9. Income Taxes
Components of the income tax expense (benefit) during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Current expense (benefit):
Foreign	$(31)	$(47)	$133
Federal	—	56	—
State	9	12	42
	(22)	21	175
Deferred expense (benefit):
Foreign	11	764	(84)
Federal	(213)	(308)	(1,469)
State	15	(683)	(643)
	(187)	(227)	(2,196)
Total income tax expense (benefit)	$(209)	$(206)	$(2,021)
Income tax expense (benefit) differs from the amount that would be calculated by applying federal statutory rates to loss before income taxes primarily because of the valuation allowance on deferred tax assets. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

	2023	2022	2021
Income tax benefit at the federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(22.74)%	(30.29)%	(22.43)%
State income tax	5.80%	8.50%	10.43%
Permanent: fair market value adjustments	0.57%	3.25%	6.29%
Permanent: compensation	0.02%	1.07%	(0.83)%
Deferred: stock compensation	(3.68)%	(2.19)%	(12.65)%
Transaction costs	—%	—%	1.80%
Research and development credits	—%	(0.12)%	1.20%
Legal settlement	—%	—%	(1.20)%
Other	(0.81)%	(1.05)%	(1.29)%
Effective income tax rate	0.16%	0.17%	2.32%
The components of the deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating losses	$119,160	$99,551
Share-based compensation expense	32,049	26,542
Accrued expenses	1,570	3,385
Property and equipment and internal use software	713	527
Contract liabilities	—	476
Interest expense	13,840	15,199
Tax credits	4,368	4,472
Deferred revenue	638	706
Intangible assets	20,298	10,117
Intangible assets (indefinite life)	816	816
Other	2,561	1,974
Valuation allowance	(178,038)	(148,366)
Total deferred tax assets	17,975	15,399

Deferred tax liabilities:
Intangible assets	(13,791)	(11,471)
Intangible assets (indefinite life)	(2,377)	(2,194)
Prepaid assets	(1,992)	(2,223)
Other	(633)	(514)
Total deferred tax liabilities	(18,793)	(16,402)
Net deferred tax liability	$(818)	$(1,003)
The components of (loss) income before income tax benefit, are as follows (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

	2023	2022	2021
Domestic	$(126,556)	$(120,766)	$(91,261)
Foreign	(3,665)	1,075	4,111
Loss before income tax benefit	$(130,221)	$(119,691)	$(87,150)
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a valuation allowance has been established against the deferred tax assets. Therefore, no federal tax benefit has been recorded for the net operating losses and the research tax credits during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023 and 2022, net operating loss carryforwards are as follows (in thousands):

	2023	2022
Net operating losses – Federal	$438,959	$371,836
Net operating losses – State	418,199	325,409
Net operating losses – International	2,705	4,284
Total net operating losses	$859,863	$701,529
The state and pre-2018 federal net operating loss carryforwards started to expire in 2023 (through 2037), while the foreign and post-2017 federal net operating loss carryforwards are indefinite. Of the estimated $439.0 million in federal net operating losses that existed on December 31, 2023, $229.1 million were generated after 2017 and will not expire. The realization of the Company’s existing federal net operating losses was analyzed to determine if any of the losses would be limited under Section 382. It was determined, based on historical ownership changes and acquisitions that, of the $439.0 million in net operating losses that existed as of December 31, 2023, $279.6 million were subject to Section 382 limitations at various points in time, some dating back to January 2012. Of the 382 limited federal NOLs, $232.4 million are now available for use, $1.5 million will be limited indefinitely, and the remaining $45.7 million in net operating losses are 382 limited and will become available ratably through 2032.
Federal net operating losses generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely but are limited to 80% of taxable income in any year. Therefore, taxable temporary differences related to indefinite-lived intangibles may now be used as a source of future taxable income in assessing the realizability of post-2017 federal loss carryforwards. The realization of the Company’s deferred tax assets (including its net operating loss carryforwards) has been analyzed and a valuation allowance established where it is not more-likely-than-not to be realized based on positive and negative evidence. The valuation allowance increased $29.7 million during the year ended December 31, 2023.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Valuation allowance as of beginning of the year	$148,366	$112,146
Increases to valuation allowance during the year	29,672	36,220
Valuation allowance as of end of year	$178,038	$148,366
The Tax Cuts and Jobs Act of 2017 (“TCJA”), as signed by the President of the United States on December 31, 2017, significantly revised U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, and created a modified territorial taxing system for international operations. Among the various foreign income inclusion provisions enacted, the Company is directly impacted by the “global intangible low taxed income” (“GILTI”). The Company’s accounting policy election is to treat the GILTI tax as a period cost. Under this provision, foreign income generated by its controlled foreign corporations is subject to U.S. tax; there was no GILTI tax for 2022 and 2023.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2023, the Company’s uncertain tax positions were not material and, therefore, accrued interest or penalties related to uncertain tax positions were also not material. No Federal income taxes were paid in 2023, 2022 and 2021.
10. Redeemable Convertible Preferred Stock
The following is a schedule of authorized, issued and outstanding shares and amounts of each series of redeemable convertible preferred stock as of December 31, 2023 (in thousands, except share amounts):

Class of stock	Shares Authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
Series A Preferred Stock	5,000,000	5,000,000	$58,205	$50,000
The Series A Preferred Stock is convertible, one-to-one (subject to customary adjustments), into the Company’s common stock at any time by the holder. Beginning three years after the issuance date of April 7, 2021, the Company will be entitled to force the conversion of the Series A Preferred Stock into common stock if the closing price of the Company’s common stock exceeds 130% of the issue price for 20 out of 30 consecutive trading days. On the fifth anniversary of the issue date, the Company will be required to redeem any outstanding Series A Preferred Stock at the issue price. The Series A Preferred Stock will vote on an as-converted basis with all other shares of the Company’s common stock.
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
11. Common Stock and Stockholders’ Deficit
As of December 31, 2023, the Company was authorized to issue up to 600,000,000 shares of common stock.
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
As of December 31, 2023, the following warrants were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,171,661	$4.21 - $5.61
Liability	17,433,334	$11.50

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon achievement of specified milestones. As of December 31, 2023, these agreements provide for the issuance of up to 3,238,675 shares of common stock (including Earnout Shares in connection with the Business Combination) and 6,353,577 warrants to purchase shares of common stock. With respect to these arrangements, there were 107,085 warrants earned but not issued as of December 31, 2023.
Share-based Payments
In July 2021, the Sharecare Board adopted the Sharecare, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan became effective upon consummation of the Business Combination and succeeded the Company’s legacy equity incentive plans. Under the 2021 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and vendors. Restricted stock units are also granted under the 2021 Plan. The 2021 Plan also permits the Company to grant stock-based awards with performance or market conditions.
The maximum number of shares of Company common stock that may be delivered in satisfaction of awards under the 2021 Plan as of December 31, 2023 is 165,024,197 (including 144,295,240 shares of Company common stock issuable upon the exercise of outstanding options to purchase shares of Common stock or settlement of restricted stock units). Awards generally have a maximum life of 10 years. Stock option awards are granted with an exercise price estimated to be greater than or equal to the fair market value on the date of grant. Service-based awards generally vest over a service period of four years and performance-based awards vest upon the satisfaction of various performance targets. As of December 31, 2023, the Company had approximately 20,728,957 shares of its common stock available for issuance in satisfaction of future awards under the 2021 Plan.
Stock option and restricted stock unit activity, prices, and values during the years ended December 31, 2023 and 2022 are as follow (in thousands, except share and per share amounts):

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2021	116,623,461	$2.81	7.64	$300,125	2,179,941	$7.39
Granted	416,665	$2.85			17,206,322	$2.88
Exercised / Released	(9,421,583)	$1.15		$4,258	(857,423)	$5.82
Cancelled / Forfeited	(4,061,296)	$3.83			(2,478,046)	$4.25
Outstanding as of December 31, 2022	103,557,246	$2.88	6.88	$25,753	16,050,794	$3.21
Granted	—	$—			46,634,902	$1.70
Exercised / Released	(527,883)	$0.99		$88	(7,033,508)	$2.46
Cancelled / Forfeited	(10,811,024)	$2.31			(6,644,422)	$2.66
Outstanding as of December 31, 2023	92,218,339	$3.01	5.87	$1,256	49,007,766	$1.93
Vested and/or exercisable as of December 31, 2023	73,902,493	$1.89	5.49	$1,256
Vested and/or exercisable as of December 31, 2022	75,439,358	$1.96	6.50	$22,030
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the estimated fair value of the Company’s common stock. Vested but unissued restricted stock units as of December 31, 2023 and 2022 are immaterial.

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

The table above includes restricted stock units of 70,950 and 25,873 granted to non-employees during the years ended December 31, 2023 and 2022, respectively. No options were granted to non-employees for either years ended December 31, 2023 and 2022.
There were no options granted during 2023. The weighted-average grant-date fair values of options granted during the years ended December 31, 2022 and 2021 were $2.50 and $3.15 per share, respectively.
During the years ended December 31, 2023, 2022 and 2021, the aggregate intrinsic value of stock options exercised was $0.1 million, $4.3 million and $54.4 million, respectively.
The total fair value of shares that vested during the years ended December 31, 2023, 2022 and 2021 was $9.7 million, $2.0 million and $0.1 million, respectively.
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
The following assumptions were used to calculate the fair value of share-based compensation awards for the following periods:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	88%	55%	55%
Expected term (in years)	5.5	5.0	5.0 - 10.0
Risk-free interest rate	3.94%	1.67%	0.40% – 1.54%
Expected dividend yield	—%	—%	—%
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception of expected term discussed above.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows during the years ended December 31, 2023, 2022 and 2021 (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$723	$410	$44
Sales and marketing	5,851	3,755	1,835
Product and technology	6,220	3,687	12,502
General and administrative	35,772	61,776	32,399
Total share-based compensation	$48,566	$69,628	$46,780
Share-based compensation costs reflected within additional paid-in capital in the Consolidated Statement of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit) for the year ended December 31, 2023, include approximately $1.6 million related to capitalizable internally-developed software activities, respectively.
The Company’s total unrecognized compensation cost related to options and restricted stock units as of December 31, 2023 was $11.0 million and $69.2 million, respectively, and is expected to be recognized over a weighted average vesting period of less than one and 2.35 years, respectively.
On May 31, 2023, each of the principal executive officer, principal financial officer, other named executive officers, and certain eligible employees of the Company voluntarily elected to forgo up to 25% of their cash base salary for the next 12 months, and in lieu thereof received restricted stock units (“RSUs”) with a value equal to the cash amount they elected to forego over the 12-month period. In consideration for forgoing guaranteed cash compensation, each individual will receive an additional number of RSUs with a value equal to 25% of the amount of cash salary they have elected to forgo. The RSUs were issued in June 2023 and will vest in four equal quarterly installments over the next 12 months, subject to the individual’s continued employment. The ability of the named executive officers and other eligible employees to make such election to forgo guaranteed cash compensation and receive RSUs in lieu thereof was approved by the Compensation and Human Capital Committee of Sharecare’s Board. The unvested RSUs are classified as a liability. As of December 31, 2023, there was $0.4 million of unvested RSUs classified as a liability and recorded to accrued expenses and other current liabilities in the Consolidated Balance Sheets. As such, share-based compensation costs reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2023 does not reflect the cost associated with these awards. Upon vesting of these RSUs, amounts will be reclassified from liability to equity.
12. Noncontrolling Interests
Equity Noncontrolling Interests
In connection with the Company’s acquisition of Healthways in 2016, and prior to the Business Combination, the Company acquired a 51% controlling interest in Healthways Brasil Servicos de Consultoria Ltda. (“Healthways Brazil”). The Company consolidates its investment in Healthways Brazil and records the 49% interest as a noncontrolling interest as a component of equity. As of the year ended December 31, 2023, the Company has ceased operations of Sharecare Brasil Servicios de Consultoria, Ltda.
13. Commitments and Contingencies
Purchase Commitments
The following is a schedule of future non-cancellable purchase obligations with certain service providers (in thousands):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

Year ending December 31:
2024	$6,840
2025	5,821
2026	4,876
2027	3,139
2028	2,688
Thereafter	4,000
$27,364
Cloud Computing Service Arrangements
As of December 31, 2023 and 2022, the Company capitalized $1.9 million and $2.0 million, respectively, of implementation costs related to cloud computing service arrangements to prepaid expenses and other long-term assets on the Consolidated Balance Sheets. Capitalized implementation costs stemming from cloud computing arrangements are amortized on a straight-line basis to operating expense in the Consolidated Statements of Operations and Comprehensive Loss over the term of the associated hosting arrangements.
Letters of Credit
As of December 31, 2023, the Company had outstanding letters of credit totaling $5.2 million issued in connection with routine business requirements.
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
We are also party to investigations and legal disputes and losses related to certain matters, for which adverse outcomes are reasonably possible, but at this time, we cannot estimate a loss or range of losses.
14. Related-Party Transactions
The Company’s largest customer was an investor in $20.0 million of the Series B-3 Convertible Notes, had a designated board representative prior to the Business Combination and thus was a related party for 2021. Subsequent to the Business Combination, the customer no longer was considered a related party due to loss of the board seat. The Company recorded revenues from the customer of $48.0 million during the year ended December 31, 2021.
Sul América Serviços de Saúde S.A. (Sul América), is a customer of, and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of the year ended December 31, 2023, the Company ended the contract with this related party and ceased operations of Sharecare Brasil Servicios de Consultoria, Ltda. As of December 31, 2023 and 2022, $0 and $1.4 million, respectively, in notes receivable were outstanding with Sul América. Revenues recognized from Sul América during the years ended December 31, 2023, 2022 and 2021 totaled $5.0 million, $8.9 million and $11.6 million, respectively.
The Company has a related party that performs sales and sales support services including the collection of outstanding accounts receivable for transactions processed on the Company’s behalf. No revenue was recognized for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, $0.3 million revenue was recognized. The Company paid less than $0.1 million in 2021 in connection with these services.
The Series A Preferred Stock is held by a customer that also had an employee serving on the Sharecare Board. During the three month period ended June 30, 2023, the board member ceased employment with the customer. Subsequent to the board member’s termination of employment with the customer, this customer was no longer considered a related party. Revenues recognized from the customer during the years ended December 31, 2023, 2022, and 2021 totaled, $18.9 million, $20.3 million, and $17.3 million, respectively. As of December 31, 2023 and 2022, $13.0 million and $3.1 million, respectively, in receivables

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

were outstanding from this former related party. Additionally, as of December 31, 2023 and 2022, current assets included $0 and $4.8 million, respectively, associated with this related party. Current assets were related to a non-cash payment received for up front research and development costs related to the issuance of the Series A Preferred Stock. For the years ended December 31, 2023, 2022, and 2021, the Company paid $0, $2.0 million, and $1.8 million related to administration fees and stop-loss coverage for employee health insurance to this former related party.
During the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. We also entered into separate agreements to purchase distinct goods and services. These agreements are now subject to a dispute. Separate from the above disclosed amounts, revenues recognized related to these distinct services for the year ended December 31, 2023 and 2022 totaled $27.9 million and $17.4 million, respectively. For the year ended December 31, 2023, the $27.9 million of revenue recognized includes the effects of the $6.2 million contract asset impairment, which was recorded as a reduction to revenue, as described below. Cost of sales totaled $28.6 million and $18.0 million for the year ended December 31, 2023 and 2022, respectively. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues.
As of December 31, 2023, there were $34.3 million in receivables, $0 of current and long-term contract assets, $51.1 million in accounts payable and accrued expenses, and $0 of long-term liabilities recorded in connection with these distinct agreements. As of December 31, 2022, there were $18.1 million in receivables, $1.7 million of current contract assets, $5.8 million in long-term contract assets, $28.0 million in accrued expenses, and $6.9 million of long-term liabilities recorded in connection with these distinct agreements. The contract assets are being amortized as a reduction of revenue over the contract term. Revenue for the year ended December 31, 2023 and 2022, included $7.5 million and $0.6 million of amortization of such contract assets, respectively.
Additionally, in 2022 the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset, which is being amortized over its estimated useful life. The unamortized balance of intangible asset was of $3.1 million and $7.9 million, as of December 31, 2023 and December 31, 2022, respectively.
In October 2023, the Company ceased providing patient advocacy services in accordance with the revenue contract with the Series A Preferred Stockholder, pending the resolution of certain contractual matters in dispute. Because the services ceased and it is uncertain as to whether or when the services might resume, the Company assessed the related contract asset, which was recognized at the inception of the contract, for impairment using the relief from royalty method. As a result, the Company recognized an impairment to the contract asset in the amount of $6.2 million, which was recorded as a reduction of revenue in the fourth quarter of 2023. Separately, the Company performed an impairment assessment of certain intellectual property, which was recognized at the inception of the revenue contract, using the relief from royalty method. The acquired intellectual property was determined to be impaired due to a change in the timing and magnitude of the cash flows expected to be generated using the intellectual property. An impairment loss of $2.9 million was recorded to amortization expense in the Consolidated Statements of Operations and Comprehensive Loss.
The Company has a customer that was a related party for the year ended December 31, 2023 due to an affiliation with a member of the Sharecare Board. This member was nominated during the first quarter of 2023 and has subsequently ceased employment with the customer. This customer is no longer considered a related party as of December 31, 2023. As of December 31, 2023, $1.0 million in receivables were outstanding from the customer and revenues recognized for the year ended December 31, 2023 totaled $3.9 million.
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
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

Sharecare, Inc.
Notes to Consolidated Financial Statements
December 31, 2023

	Years Ended December 31,
	2023	2022	2021
Numerator
Net loss	$(130,012)	$(119,485)	$(85,129)
Less: Net loss attributable to noncontrolling interests in subsidiaries	1,514	778	129
Net loss available to common stockholders	$(128,498)	$(118,707)	$(85,000)

Denominator
Weighted-average common shares outstanding, basic and diluted	352,076,785	348,103,491	281,026,365
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.34)	$(0.30)
The Company’s potential dilutive securities, which include convertible debt, stock options and restricted stock units, warrants to purchase common stock, redeemable convertible preferred stock, and contingently issued shares, have been excluded from the computation of diluted net loss per share for the years ended December 31, 2023, 2022, and 2021, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2023	2022	2021
Convertible debt	—	—	18,796,999
Stock options and restricted stock units	12,332,875	30,145,693	61,896,591
Warrants to purchase common stock	—	—	5,665,985
Redeemable convertible preferred stock	5,000,000	5,000,000	3,544,003
Contingently issuable shares	—	111,357	1,537,463
Total	17,332,875	35,257,050	91,441,041
16. Subsequent Events
In accordance with ASC 855, Subsequent Events, the Company considered events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through March 29, 2024, the date the consolidated financial statements were issued, noting no such material events.
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

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below. Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
Sharecare management is responsible for establishing and maintaining adequate internal control over financial reporting. Based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has assessed our internal control over financial reporting as not effective as of December 31, 2023. Our independent public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Material Weakness and Changes in Internal Control
In connection with the audit of our financial statements as of and for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting. As of December 31, 2023, the Company did not maintain adequate internal controls with respect to its revenue recognition evaluation resulting from a change in services provided to a customer, due to untimely communication between cross-functional teams. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. During the first quarter of 2024, we began implementing specific remediation actions to address the material weakness, which include the following:
•Conduct training and coaching sessions with cross-functional teams to educate appropriate parties on matters of contractual and operational significance that may have an impact on accounting conclusions and financial reporting;
•Establish and maintain periodic meetings between cross-functional teams specific to complex customer contracts to evaluate for potential changes in relationships and services provided to customers that could impact accounting decisions.
Other than as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
•Financial Statements
The following financial statements of Sharecare, Inc. are included in Item 8 of this Annual Report on Form 10-K:
i.Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
ii.Consolidated Balance Sheets as of December 31, 2023 and 2022
iii.Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021
iv.Consolidated Statements of Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022, and 2021
v.Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
vi.Notes to Consolidated Financial Statements
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

3.3*	Second and Amended and Restated Bylaws of Sharecare, Inc.
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

10.17#†*	Employment Agreement, effective as of February 5, 2024, by and among the Company, Sharecare Operating Company, Inc. and Brent Layton.
10.18 †
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

10.24 †
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

10.25 †
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

10.26 †
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

10.27 #†	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.6 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.28 #†	Form of Performance Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.6 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.29 #	Sharecare, Inc. Change in Control Plan (incorporated by reference to Exhibit 10.6 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.30 #	Sharecare, Inc. Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.2 of Sharecare’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2022).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.6 of Sharecare’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature pages).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*#	Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101
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

SHARECARE INC.
/s/ Brent Layton
Name:	Brent Layton
Title:	Chief Executive Officer
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Brent Layton, Justin Ferrero, Colin Daniel and Carrie Ratliff, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Brent Layton	Chief Executive Officer	March 29, 2024
Brent Layton	(Principal Executive Officer)

/s/ Justin Ferrero	Chief Financial Officer	March 29, 2024
Justin Ferrero	(Principal Financial Officer)

/s/ Michael Blalock	Chief Accounting Officer	March 29, 2024
Michael Blalock	(Principal Accounting Officer)

/s/ Jeff Arnold	Executive Chairman	March 29, 2024
Jeff Arnold

/s/ Jeffrey A. Allred	Director	March 29, 2024
Jeffrey A. Allred

/s/ John H. Chadwick	Director	March 29, 2024
John H. Chadwick

/s/ Sandro Galea	Director	March 29, 2024
Sandro Galea

/s/ Kenneth R. Goulet	Director	March 29, 2024
Kenneth R. Goulet

/s/ Veronica Mallett	Director	March 29, 2024
Veronica Mallett

/s/ Alan G. Mnuchin	Director	March 29, 2024
Alan G. Mnuchin

/s/ Rajeev Ronanki	Director	March 29, 2024
Rajeev Ronanki

/s/ Jeffrey Sagansky	Director	March 29, 2024
Jeffrey Sagansky

	Director	March 29, 2024
Nicole Torraco