Form 10-Q
period 2024-03-31
Sharecare, Inc.
filed 2024-05-09
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2024, there were 362,409,958 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (unaudited)	2
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

Part II. Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		36
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$100,320	$128,187
Accounts receivable, net (net of allowance for doubtful accounts of $8,348 and $8,544, respectively)	124,936	128,173
Other receivables	2,213	2,262
Prepaid expenses	9,875	6,007
Other current assets	2,814	3,178
Total current assets	240,158	267,807
Property and equipment, net	2,751	3,375
Other long-term assets	13,599	13,863
Intangible assets, net	130,263	136,552
Goodwill	191,860	192,037
Total assets	$578,631	$613,634
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,530	$45,388
Accrued expenses and other current liabilities (Note 3)	55,516	65,706
Deferred revenue	5,735	5,517
Total current liabilities	106,781	116,611
Warrant liabilities	317	403
Long-term debt	586	519
Other long-term liabilities	7,171	8,032
Total liabilities	114,855	125,565
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of March 31, 2024 and December 31, 2023	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 358,572,273 and 353,430,357 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	36	35
Additional paid-in capital	1,168,869	1,157,737
Accumulated other comprehensive loss	(2,551)	(2,263)
Accumulated deficit	(760,460)	(725,373)
Total Sharecare, Inc. stockholders’ equity	405,894	430,136
Noncontrolling interest in subsidiaries	(323)	(272)
Total stockholders’ equity	405,571	429,864
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$578,631	$613,634

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$90,861	$116,295
Costs and operating expenses:
Costs of revenue (exclusive of depreciation and amortization)	51,121	67,890
Sales and marketing	13,558	15,348
Product and technology	14,544	20,808
General and administrative	34,907	34,121
Depreciation and amortization	13,331	14,781
Total costs and operating expenses	127,461	152,948
Loss from operations	(36,600)	(36,653)
Other income:
Interest income	1,274	1,680
Interest expense	(217)	(430)
Other income	368	429
Total other income	1,425	1,679
Loss before income tax benefit (expense)	(35,175)	(34,974)
Income tax benefit (expense)	31	(31)
Net loss	(35,144)	(35,005)
Net loss attributable to noncontrolling interest in subsidiaries	(57)	(346)
Net loss attributable to Sharecare, Inc.	$(35,087)	$(34,659)

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)
Weighted-average common shares outstanding, basic and diluted	354,208,908	352,923,217

Net loss	$(35,144)	$(35,005)
Other comprehensive loss adjustments:
Foreign currency translation	(282)	307
Comprehensive loss	(35,426)	(34,698)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	(51)	(289)
Comprehensive loss attributable to Sharecare, Inc.	$(35,375)	$(34,409)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,000,000	$58,205	353,430,357	$35	$1,157,737	$(2,263)	$(725,373)	$(272)	$429,864
Stock options exercised	—	—	40,278	—	24	—	—	—	24
Common stock issued upon vesting of restricted stock units	—	—	7,674,863	1	(1)	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	27	—	—	—	27
Share-based compensation	—	—	—	—	13,866	—	—	—	13,866
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(57)	(57)
Currency translation adjustment	—	—	—	—	—	(288)	—	6	(282)
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(2,573,225)	—	(2,784)	—	—	—	(2,784)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(35,087)	—	(35,087)
Balance at March 31, 2024	5,000,000	$58,205	358,572,273	$36	$1,168,869	$(2,551)	$(760,460)	$(323)	$405,571

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—	281,042	—	282	—	—	—	282
Common stock issued upon vesting of restricted stock units	—	—	1,759,615	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Cumulative effect of adopting ASU 2016-13	—	—	—	—	—	—	(1,055)	—	(1,055)
Share-based compensation	—	—	—	—	10,406	—	—	—	10,406
Net income (loss) attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(346)	(346)
Currency translation adjustment	—	—	—	—	—	250	—	57	307
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(214,984)	—	(396)	—	—	—	(396)
Net income (loss) attributable to Sharecare, Inc.	—	—	—	—	—	—	(34,659)	—	(34,659)
Other	—	—	—	—	(131)	—	—	—	(131)
Balance at March 31, 2023	5,000,000	$58,205	356,289,293	$35	$1,130,199	$(2,544)	$(631,534)	$866	$497,022

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,144)	$(35,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,331	14,781
Non-cash interest expense	68	254
Amortization of contract liabilities	—	(451)
Accretion of contract liabilities	—	68
Lease right-of-use assets expense	566	1,138
Change in fair value of warrant liability and contingent consideration	(379)	(138)
Share-based compensation	13,596	9,969
Deferred income taxes	(36)	59
Other	151	2,120
Changes in operating assets and liabilities:
Accounts receivable, net	2,842	(1,387)
Prepaid expenses and other assets	(3,747)	(5,795)
Accounts payable and accrued expenses	(10,422)	(10,608)
Operating lease liabilities	(635)	794
Deferred revenue	218	703
Net cash used in operating activities	(19,591)	(23,498)
Cash flows from investing activities:
Purchases of property and equipment	(51)	(368)
Capitalized internal-use software costs	(5,135)	(4,806)
Net cash used in investing activities	(5,186)	(5,174)
Cash flows from financing activities:
Payments for shares repurchased	(2,784)	(131)
Proceeds from exercise of common stock options	24	1,023
Payments on financing lease obligations	(285)	(370)
Net cash (used in) provided by financing activities	(3,045)	522
Effect of exchange rates on cash and cash equivalents	(45)	72
Net decrease in cash and cash equivalents	(27,867)	(28,078)
Cash and cash equivalents at beginning of period	128,187	182,508
Cash and cash equivalents at end of period	$100,320	$154,430
Supplemental disclosure of cash flow information:
Cash paid for interest	$151	$236
Cash paid for amounts included in the measurement of lease liabilities	$626	$1,336
Assets obtained in exchange for lease obligations	$—	$1,695
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
Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheet as of March 31, 2024 and the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2023.
Use of Estimates
The preparation of these unaudited interim consolidated financial statements in conformity with GAAP requires the use of management estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include goodwill, revenue recognition, stock-based compensation, and income taxes. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
The changes in the allowance for doubtful accounts are as follows (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Allowance for doubtful accounts – beginning balance	$8,544	$7,197
Provision for doubtful accounts	411	1,869
Amounts written off and other adjustments	(607)	(640)
Allowance for doubtful accounts – ending balance	$8,348	$8,426
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements. Amortization of these contract liabilities was $0 and $0.5 million for three months ended March 31, 2024 and 2023, respectively, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a former related party in the amount of $17.5 million, related to service agreements, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
Deferred Revenue
The Company records contract liabilities, which consist of deferred revenue and contract billings in excess of earned revenue, pursuant to ASC 606.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of March 31, 2024 and December 31, 2023, such fees were $5.7 million and $5.5 million, respectively. The Company recognized $1.2 million of revenue during the three months ended March 31, 2024 that was included in deferred revenue at December 31, 2023.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of March 31, 2024 and December 31, 2023, such fees included within deferred revenue were $4.8 million and $4.9 million, respectively.
In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.5 million and $1.2 million of revenues recognized during the three months ended March 31, 2024 and 2023, respectively, were performance-based. As of March 31, 2024 and 2023, the cumulative amount of performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $1.9 million and $6.5 million, respectively. During the three months ended March 31, 2024, $0.7 million of revenue was recognized, which related to services provided prior to December 31, 2023.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of March 31, 2024, future estimated revenue related to

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $61.2 million. As of March 31, 2024, the Company expects to recognize revenue on approximately 91% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2024	2023
Enterprise	$46,960	$70,193
Provider	28,427	28,974
Life Sciences	15,474	17,128
Total Revenue	$90,861	$116,295
Other Income
For the three months ended March 31, 2024 and 2023, other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Re-measurement of contingent consideration	$294	$138
Re-measurement of warrant liabilities	85	—
Other	(11)	291
Total other income	$368	$429
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
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new ASU requires public business entities, on an annual basis, to provide a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. A public business entity is required to provide an explanation, if not otherwise evident, of the individual reconciling items disclosed, such as the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items. For each annual period presented, the ASU requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The ASU requires that all reporting entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The ASU is effective for public entities for annual periods beginning after December 15, 2024. We are still evaluating the impact on our financial statement disclosures.
Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in this update address the requirement for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is any significant expense incurred by the segment, including direct expenses, shared expenses, allocated corporate overhead, or interest expense that is regularly reported to the chief operating decision maker and is included in the measure of segment profit or loss. The disclosure of significant segment expenses is in addition to the current specifically-enumerated segment expenses required to be disclosed, such as depreciation and interest expense. If a public entity does not disclose any significant segment expenses for a reportable segment, it is required to disclose narratively the nature of the expenses used by the chief operating decision maker to manage the segment's operations. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. We are still evaluating the impact on our financial statement disclosures as it pertains to the Company’s single reportable segment.
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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2024 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,470	$—	$—	$10,470
Total cash equivalents at fair value	$10,470	$—	$—	$10,470

Liabilities
Warrant liabilities	$317	$—	$—	$317
Contingent consideration – other liabilities	—	—	101	101
Total liabilities at fair value	$317	$—	$101	$418
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
The following is a schedule of changes to the contingent consideration — other liabilities classified as Level 3 for the periods presented (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

December 31, 2023	$395
Re-measurement of contingent consideration	(294)
March 31, 2024	$101
3. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$17,304	$15,546
Accrued compensation	10,506	16,235
Accrued media costs	2,506	5,168
Accrued taxes	1,509	1,837
Operating lease liabilities, current	1,684	1,826
Contract liability due to the Series A Preferred Stockholder	17,496	17,496
Accrued expenses due to the Series A Preferred Stockholder	3,255	6,084
Accrued other	1,256	1,514
Total accrued expenses and other current liabilities	$55,516	$65,706

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of March 31, 2024 were as follows (in thousands):

	March 31, 2024
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$62,926	$(29,650)	$33,276	7.2
Trade name	3,549	(2,091)	1,458	3.3
Customer relationships	77,849	(41,121)	36,728	8.2
Internal-use software	189,631	(140,630)	49,001	1.8
Total definite-lived, intangible assets	$333,955	$(213,492)	$120,463

Intangible assets not subject to amortization
Internal-use software projects in process	$4,770	$—	$4,770
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	9,800	—	9,800
Total intangible assets	$343,755	$(213,492)	$130,263
The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2023	$192,037
Foreign currency translation adjustment	(177)
March 31, 2024	$191,860
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
As a result of the sustained decline in the Company’s stock price and associated market capitalization, the Company performed an impairment test during the first quarter of 2024. The fair value of the reporting units for goodwill impairment testing was determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline public company and similar transaction methods. The guideline public company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of approximately 10%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual forecasted revenues would have resulted in a 3% and 9% decline in the fair value, respectively of our reporting units which would not have resulted in impairment.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Amortization expense for intangible assets during the three months ended March 31, 2024 and 2023 totaled $12.7 million and $14.0 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss.
The following is a schedule of estimated future amortization expense for intangible assets as of March 31, 2024 (in thousands):

Year ending December 31:
Remainder of 2024	$33,671
2025	31,239
2026	17,572
2027	10,104
2028	6,932
Thereafter	20,945
Total	$120,463
5. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three months ended March 31, 2024, the Company recognized income tax benefit of less than $0.1 million, primarily due to tax on foreign income. For the three months ended March 31, 2023, the Company recognized income tax benefit of less than $0.1 million, primarily due to tax on foreign income.
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
As of March 31, 2024, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,278,746	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon the achievement of specified milestones. As of March 31, 2024, these agreements provide for the issuance of up to 3,238,675 shares of common stock and 6,353,577 warrants to purchase shares of common stock. With respect to these arrangements, there were 52,589 warrants earned but not issued as of March 31, 2024.
Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the three months ended March 31, 2024 are as follows (in thousands, except share and per share amounts):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2023	92,218,339	$3.01	5.87	$1,256	49,007,766	$1.93
Granted	—	—			15,089,859	$1.03
Exercised/Released	(40,278)	$0.59		$7	(7,674,699)	$2.38
Cancelled/Forfeited	(2,685,153)	$2.40			(661,764)	$1.85
Outstanding as of March 31, 2024	89,492,908	$3.03	5.58	$260	55,761,162	$1.62
Vested and/or exercisable as of March 31, 2024	73,764,072	$1.88	5.24	$260
Vested and/or exercisable as of December 31, 2023	73,902,493	$1.89	5.49	$1,256
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the estimated fair value of the Company’s common stock. Vested but unissued restricted stock units as of March 31, 2024 and December 31, 2023 were immaterial.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$204	$111
Sales and marketing	1,508	828
Product and technology	1,664	1,068
General and administrative	10,468	7,962
Total share-based compensation expense	$13,844	$9,969
Additionally, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023, included approximately $0.2 million and $0.4 million related to capitalizable internally developed software activities, respectively.
On May 31, 2023, each of the principal executive officer, principal financial officer, other named executive officers, and certain eligible employees of the Company voluntarily elected to forgo up to 25% of their cash base salary for the next 12 months, and in lieu thereof received restricted stock units (“RSUs”) with a value equal to the cash amount they elected to forego over the 12-month period. In consideration for forgoing guaranteed cash compensation, each individual will receive an additional number of RSUs with a value equal to 25% of the amount of cash salary they have elected to forgo. The RSUs were issued in June 2023 and will vest in four equal quarterly installments over the next 12 months, subject to the individual’s continued employment. The ability of the named executive officers and other eligible employees to make such election to forgo guaranteed cash compensation and receive RSUs in lieu thereof was approved by the Compensation and Human Capital Committee of the Company’s board of directors. The unvested RSUs are classified as a liability. As of March 31, 2024, there was $0.4 million of unvested RSUs classified as a liability and recorded to accrued expenses and other current liabilities in the Consolidated Balance Sheets. As such, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

ended March 31, 2024 does not reflect the cost associated with these awards. Upon vesting of these RSUs, amounts will be reclassified from liability to equity.
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
8. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of the year ended December 31, 2023, the Company ended the services contract with this related party and ceased operations of Sharecare Brasil Servicios de Consultoria, Ltda. Revenues recognized for the three-month period ended March 31, 2024 and 2023 from Sul América totaled $0.3 million and $1.3 million, respectively. For the three-month period ended March 31, 2024, the revenues recognized represent variable termination fee revenue, which was previously contrained and for which uncertainty about the variable amount to be received was resolved.
The Series A Preferred Stock is held by a customer that also had an employee serving on the Sharecare Board. During the three month period ended June 30, 2023, the board member ceased employment with the customer. Subsequent to the board member’s termination of employment with the customer, this customer was no longer considered a related party. Revenues recognized for this customer for the three months ended March 31, 2023 totaled $6.2 million. As of December 31, 2023, $13.0 million in receivables were outstanding from this related party.
During the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. We also entered into separate agreements to purchase distinct goods and services. These agreements are now subject to a dispute. Separate from the above disclosed amounts for this related party, revenues recognized related to these distinct services for the three months ended March 31, 2023 totaled $10.6 million. Additionally, revenue for the three months ended March 31, 2023, included $0.4 million of amortization of contract assets. For the three months ended March 31, 2023, cost of sales totaled $10.9 million. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues.
As of December 31, 2023, there were $34.3 million in receivables and $51.1 million in accounts payable and accrued expenses recorded in connection with these distinct agreements. Additionally, in 2022 the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset, which is being amortized over its estimated useful life. The unamortized balance of intangible asset was $3.1 million as of December 31, 2023. As of March 31, 2024, the receivables, accounts payable, and accrued expenses balances recorded in connection with these distinct agreements remained unchanged.
The Company has a customer that was a related party for the year ended December 31, 2023 due to an affiliation with a member of the Sharecare Board. This member was nominated during the first quarter of 2023 and has subsequently ceased employment with the customer. This customer is no longer considered a related party as of December 31, 2023. As of December 31, 2023, $1.0 million in receivables were outstanding from this related party and revenues recognized for the three months ended March 31, 2023 totaled $0.7 million.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
9. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(35,144)	$(35,005)
Less: Net loss attributable to noncontrolling interests in subsidiaries	(57)	(346)
Net loss available to common stockholders	$(35,087)	$(34,659)

Denominator
Weighted-average common shares outstanding, basic and diluted	354,208,908	352,923,217
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)
The Company’s potential dilutive securities, which include stock options and restricted stock units, redeemable convertible preferred stock, and contingently issuable shares, have been excluded from the computation of diluted net loss per share for the three-months ended March 31, 2024 and 2023, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock units	2,660,077	30,951,366
Redeemable convertible preferred stock	5,000,000	5,000,000
Total	7,660,077	35,951,366
Additionally, stock options of 89.1 million that have exercise prices in excess of the average market price of common shares for the three months ended March 31, 2024 and restricted stock units of 53.5 million as of March 31, 2024 are not included in the calculation of potentially dilutive securities, but could become dilutive in future periods.
For the prior period, stock options of 73.7 million that have exercise prices in excess of the average market price of common shares for the three months ended March 31, 2023 and restricted stock units of 32.5 million as of March 31, 2023 are not included in the calculation of potentially dilutive securities.
10. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through, May 9, 2024, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2023, 2022, and 2021, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, and Sharecare’s unaudited interim financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
◦the impact of rising inflation, increasing interest rates, public health emergencies, financial institution disruptions and other macroeconomics factors on our business and the actions we may take in response thereto;
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
•our ability to regain and maintain compliance with Nasdaq listing standards;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and the success of our workplace globalization efforts; and
•the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2024. For example, the Company’s expectations regarding future performance assume business currently under contract and satisfaction by our customers of their contractual obligations under those agreements, which is not within the

Company’s control. If a customer fails to satisfy its contractual obligations, actual results could be negatively impacted. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
•Globalization Efforts and Cost Savings. Through our globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. These efforts across our Provider and Enterprise channels have begun to yield cost savings, which began in the first quarter of 2023 and continue to increase as we expect the global shared service center to become fully operational during the first half of 2024.
•Contract Dispute. We are currently in a contract dispute with a customer over an attempted termination by that party of a contract we believe is non-terminable, with remaining fees owed to the Company totaling $50 million over the life of the contract. The counterparty has withheld payment of outstanding invoices and has indicated it does not intend to make any additional payments to the Company under the contract. We believe the contract unambiguously prohibits termination by the counterparty or the withholding of any fees payable to the Company and counterparty’s failure to remit payments and repudiation of future payment obligations constitutes a clear and material breach of the contract. Therefore, we have disputed the purported termination and are vigorously pursuing recovery of the amounts owed under the contract plus damages from the counterparty. We also have other commercial contracts related to advocacy services with certain subsidiaries of the same party that we believe have been breached by such subsidiaries, and we are in the process of taking action to enforce our rights and remedies under the applicable contracts. That contract dispute relates to pricing, amounts owed under the contracts and related matters and is not related to issues regarding the delivery of services by Sharecare. However, it became unfeasible for us to continue to deliver contracted services during the fourth quarter of 2023, which has had a negative impact on our financial results. These disputes are expected to continue to impact our financial results, and we are unable to estimate the probability of a favorable or unfavorable outcome with respect to the disputes at this time. We also expect to incur additional costs as we pursue our legal rights and remedies.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table presents our unaudited Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023, and the percentage change between the two periods:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$90,861	$116,295	$(25,434)	(22)%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	51,121	67,890	(16,769)	(25)%
Sales and marketing	13,558	15,348	(1,790)	(12)%
Product and technology	14,544	20,808	(6,264)	(30)%
General and administrative	34,907	34,121	786	2%
Depreciation and amortization	13,331	14,781	(1,450)	(10)%
Total costs and operating expenses	127,461	152,948	(25,487)	(17)%
Loss from operations	(36,600)	(36,653)	53	—%
Other income (expense)
Interest income	1,274	1,680	(406)	(24)%
Interest expense	(217)	(430)	(213)	(50)%
Other income	368	429	(61)	14%
Total other income (expense)	1,425	1,679	(254)	15%
Net loss before taxes	(35,175)	(34,974)	(201)	(1)%
Income tax benefit	31	(31)	62	(200)%
Net loss	(35,144)	(35,005)	(139)	—%
Net loss attributable to noncontrolling interest in subsidiaries	(57)	(346)	289	(84)%
Net loss attributable to Sharecare, Inc.	$(35,087)	$(34,659)	$(428)	(1)%
____________
n.m. — Percentage change not meaningful
Revenue
Revenue decreased $25.4 million, or 22%, from $116.3 million for the three months ended March 31, 2023 to $90.9 million for the three months ended March 31, 2024. Overall, the revenue decrease was attributable mostly to our Enterprise channel, including a contractual dispute with a large advocacy customer as outlined in the footnotes of the Company’s financial statements and as discussed above under Key Factors and Trends Affecting our Operating Performance - Contract Dispute. Additionally, revenue decreased due to reduced supplemental hours in our home health business, the ceasing of our Brazil operations, and the expiration of two payor customers in the population health line of business.
The channel revenue changed as follows: enterprise channel decreased by $23.2 million (from $70.2 million for 2023 to $47.0 million for 2024), the provider channel decreased by $0.6 million (from $29.0 million for 2023 to $28.4 million for 2024) and the life sciences channel decreased by $1.6 million (from $17.1 million for 2023 to $15.5 million for 2024). The decrease in the enterprise channel of 33% was attributable to a contractual dispute with a large advocacy customer, expiration of two payor customers and reduced supplemental staffing hours in home health. The provider channel decrease of 2% was primarily attributable to seasonal timing of audit volumes that were delivered earlier in the prior year. The life sciences channel decreased 9% due to an expiring patent for a large brand and the expected decrease of Smart Omix deliverables.

Costs of Revenue
Costs of revenue decreased $16.8 million, or 25%, from $67.9 million for the three months ended March 31, 2023 to $51.1 million for the three months ended March 31, 2024. The decrease was primarily associated with lower revenue due to the aforementioned advocacy contract dispute along with cost optimization in the Provider channel.
Sales and Marketing
Sales and marketing expense decreased $1.8 million, or 12%, from $15.3 million for the three months ended March 31, 2023 to $13.6 million for the three months ended March 31, 2024. The decrease was primarily due to reduced marketing sponsorship fees, along with reduced third party application and consulting expense, and lower travel and sales event expenses.
Product and Technology
Product and technology expenses decreased $6.3 million, or 30%, from $20.8 million for the three months ended March 31, 2023 to $14.5 million for the three months ended March 31, 2024. The decrease was attributable to globalization of technology operations, reduced severance costs, the wind down of our Brazil joint venture, and the discontinuation of up front research and development amortization as recognized in prior periods.
General and Administrative
General and administrative expense increased $0.8 million, or 2%, from $34.1 million for the three months ended March 31, 2023 to $34.9 million for the three months ended March 31, 2024. General and administrative expense increased due to an increase in share-based compensation of $2.5 million, which was offset by cost reduction efforts of our facility lease footprint, lower business insurance, and lower content/video production.
Depreciation and Amortization
Depreciation and amortization decreased $1.5 million, or 10%, from $14.8 million for the three months ended March 31, 2023 to $13.3 million for the three months ended March 31, 2024. The decrease was primarily related to the lower capitalization rates of internal use software development as compared to the prior year.
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
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) other income (non-operating), (vi) share-based compensation, (vii) warrants issued with revenue contracts, (viii) amortization of non-cash payment for research and development, (ix) non-operating, non-recurring costs, (x) reorganizational and severance costs, and (xi) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.

Non-operating, non-recurring costs for the three months ended March 31, 2024 include costs related to legal matters involving prior acquisitions and in connection with the contractual obligation with a financially distressed vendor and are recorded in general and administrative operating expense.
Non-operating, non-recurring costs for the three months ended March 31, 2023 include costs of our enterprise resource planning (“ERP”) system implementation, costs of contractual obligations associated with a financially distressed vendor, and costs related to legal matters. The ERP and legal matter costs are recorded in general and administrative operating expense and the financially distressed vendor costs are recorded in cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss for each respective period presented.
Legal matter costs include attorney fees associated with a dispute that arose from a prior acquisition, attorney fees associated with the submission of an unsolicited acquisition offer as filed in the Schedule 13D with the SEC on October 11, 2023, and attorney fees related to contractual obligations associated with a financially distressed vendor. These matters have unique facts and circumstance that are not directly related to our operations. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
The ERP implementation is viewed as a transformational undertaking due to the extensive scope and inherent change management involved to transition to a new single-solution ERP system from the disparate legacy systems. These costs consist of internal and third-party costs of the ERP implementation and do not include capitalized costs, depreciation and/or amortization, or costs to support or maintain software applications or systems once they are in productive use. The ERP system was fully implemented as planned in 2023, and such costs are not expected to recur in the foreseeable future. We do not consider these costs to be normal, recurring, cash operating expenses necessary to operate our business.
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
Reorganizational and severance costs are a component of our Globalization Efforts and Cost Savings as described in Key Factors and Trends Affecting our Operating Performance. These costs are due to efforts to globalize and centralize our workforce through the creation of the global shared service center which is expected to be fully operational during the first half of 2024. We have never had a global shared service center and view this undertaking as outside the scope of normal operations. Costs include salary, benefits, equity and bonus compensation, and other employee costs for those who were identified to be terminated. These costs were recorded in sales and marketing, product and technology, and general and administrative operating expenses in the Consolidated Statement of Operations and Comprehensive Loss for the periods presented, based on the employee’s respective job function. Because these costs are part of a specific and unprecedented initiative, we do not consider these expenses to be normal, recurring, cash operating expenses necessary to operate our business.
Certain prior period adjusted EBITDA add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(35,144)	$(35,005)
Add:
Depreciation and amortization	13,331	14,781
Interest income	(1,274)	(1,680)
Interest expense	217	430
Income tax (benefit) expense	(31)	31
Other income (non-operating)	(368)	(429)
Share-based compensation	13,596	9,969
Warrants issued with revenue contracts	28	14
Amortization of non-cash payment for research and development	—	1,190
Non-operating, non-recurring costs(a)	2,162	1,716
Reorganizational and severance costs(b)	3,345	9,030
Acquisition-related costs	1,413	558
Adjusted EBITDA(c)(d)	$(2,725)	$605
____________
(a)For the three months ended March 31, 2024, primarily represents costs related to legal matters involving prior acquisitions for $1.7 million and in connection with the contractual obligation with a financially distressed vendor of $0.4 million. For the three months ended March 31, 2023, primarily represents costs related to the ERP implementation of $0.4 million, contractual obligations with a financially distressed vendor of $0.4 million, and legal matters of $0.2 million.
(b)For the three months ended March 31, 2024, primarily represents costs related to globalizing the Company's workforce of $2.9 million and severance of $0.4 million. For the three months ended March 31, 2023, primarily represents costs related to globalizing the Company's workforce of $8.3 million and severance of $0.8 million.
(c)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
(d)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract and lease terminations from our computation of adjusted EBITDA. For the three months ended March 31, 2023 these costs totaled $0.7 and $0.8 million, respectively.
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
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the three months ended March 31, 2024 and 2023 (in thousands, except share numbers and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Sharecare, Inc.	$(35,087)	$(34,659)
Add:
Amortization of acquired intangibles(a)	1,599	1,632
Amortization of deferred financing fees	—	31
Change in fair value of warrant liability and contingent consideration	(379)	(138)
Share-based compensation	13,596	9,969
Warrants issued with revenue contracts	28	14
Amortization of non-cash payment for research and development	—	1,190
Non-operating, non-recurring costs(b)	2,162	1,716
Reorganizational and severance costs(c)	3,345	9,030
Acquisition-related costs	1,413	558
Adjusted net loss(d)(e)	$(13,323)	$(10,657)

Weighted-average common shares outstanding, basic and diluted	354,208,908	352,923,217

Loss per share	$(0.10)	$(0.10)
Adjusted loss per share	$(0.04)	$(0.03)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)For the three months ended March 31, 2024, primarily represents costs related to legal matters involving prior acquisitions for $1.7 million and in connection with the contractual obligation with a financially distressed vendor of $0.4 million. For the three months ended March 31, 2023, primarily represents costs related to the ERP implementation of $0.4 million, contractual obligations with a financially distressed vendor of $0.4 million, and legal matters of $0.2 million.
(c)For the three months ended March 31, 2024, primarily represents costs related to globalizing the Company's workforce of $2.9 million and severance of $0.4 million. For the three months ended March 31, 2023, primarily represents costs related to globalizing the Company's workforce of $8.3 million and severance of $0.8 million.
(d)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
(e)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract and lease terminations from our computation of adjusted EBITDA. For the three months ended March 31, 2023 these costs totaled $0.7 and $0.8 million, respectively.

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
We had $100.3 million in cash and cash equivalents as of March 31, 2024. Our principal commitments as of March 31, 2024 consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of March 31, 2024, there was $53.9 million available for borrowing under the Revolving Facility.
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
The following table summarizes our cash flow activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(19,591)	$(23,498)
Net cash used in investing activities	$(5,186)	$(5,174)
Net cash (used in) provided by financing activities	$(3,045)	$522
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $19.6 million, a decrease of $3.9 million from $23.5 million of net cash used in operating activities for the three months ended March 31, 2023. Cash used during this period included the $35.1 million net loss for the three months ended March 31, 2024, offset by non-cash items of $27.3 million, which were primarily attributable to depreciation and amortization expense, and share-based compensation. In addition, changes in operating assets and liabilities of $11.7 million resulted in net cash used, attributable to accounts receivable, net, prepaid expense and other assets, and accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $5.2 million compared to $5.2 million of net cash used in investing activities for the three months ended March 31, 2023. Cash outflows increased for capitalized internal-use software costs offset by a reduction in cash outflows for purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $3.0 million, primarily due to payments for shares repurchased of $2.8 million related to taxes paid in association with vesting restricted stock units.
Net cash provided by financing activities for the three months ended March 31, 2023 was $0.5 million, primarily due to cash received from the proceeds from exercised common stock options of $1.0 million and offset by payments on financing lease obligations of $0.4 million.
Contractual Obligations
There were no material changes to contractual obligations since our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of March 31, 2024. As of March 31, 2024, there were $0.6 million borrowings outstanding under the Revolving Facility.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, goodwill, revenue recognition, share-based compensation, and income taxes. We base our estimates on historical experience, known trends, and other market-specific or relevant factors that we believe to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
We estimate the fair value of our reporting units using a weighted approach that considers a discounted cash flow method, a market multiple method, and a similar transactions method. Under the discounted cash flow approach, we project future cash flows which are discounted using a weighted-average cost of capital analysis that reflects current market conditions, adjusted for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows), in arriving at the fair value of the reporting unit. Under the market multiple approach, we estimate a fair value based on comparable companies’ market multiples of revenues and under the similar transactions method we estimate a fair value using market multiples of revenue for comparable companies, for which information is available about recent market transactions.
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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We expect to remain an emerging growth company at least through the end of the 2024 fiscal year and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2024, due solely to the material weakness in our internal control over financial reporting described below. Notwithstanding this material weakness described further below, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Previously Reported Material Weakness
As previously reported in Part II, Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2023 due to the Company not maintaining adequate internal controls with respect to its revenue recognition evaluation resulting from a change in services provided to a customer, due to untimely communication between cross-functional teams. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Remediation Measures
Management is implementing remediation steps to address the material weakness described above. Specifically, during the first quarter of 2024, we began implementing specific remediation actions to address the material weakness, which include the following:
•Conducting training and coaching sessions with cross-functional teams to educate appropriate parties on matters of contractual and operational significance that may have an impact on accounting conclusions and financial reporting;
•Establishing and maintaining periodic meetings between cross-functional teams specific to complex customer contracts to evaluate for potential changes in relationships and services provided to customers that could impact accounting decisions.
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended

March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.     RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the purchases of shares of our common stock during the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2024 through January 31, 2024	—	$—	—	$40,774,500
February 1, 2023 through February 29, 2024	—	$—	—	$40,774,500
March 1, 2024 through March 31, 2024	—	$—	—	$40,774,500
Totals	—	$—	—	$40,774,500
(1) On May 31, 2023, the Board of Directors announced that it had re-authorized a $50 million stock repurchase program. The stock repurchase program has a 12-month term from May 31, 2023 to May 31, 2024. As of March 31, 2024, a dollar value of approximately $40.8 million in shares authorized remain available to be repurchased. There were no other repurchase programs announced as of March 31, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Second Amended and Restated Bylaws of Sharecare, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)
10.1#†
Employment Agreement by and among the Company, Sharecare Operating Company, Inc. and Brent Layton, dated February 5, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101
____________

*	Filed herewith
**	Furnished herewith
#	Indicates a management contract or compensatory plan or arrangement
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2024	SHARECARE, INC.

By: /s/ Brent Layton
	Name:	Brent Layton
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)