Form 10-Q
period 2024-06-30
Sharecare, Inc.
filed 2024-08-09
CIK 1816233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2024, there were 370,930,658 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Sharecare, Inc.

		Page
Part I. Financial Information
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited)	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (unaudited)	2
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

Part II. Other Information
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		43
i

Part I - Financial Information
ITEM 1. FINANCIAL STATEMENTS
SHARECARE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$85,151	$128,187
Accounts receivable, net (net of allowance for doubtful accounts of $8,091 and $8,544, respectively)	130,519	128,173
Other receivables	2,773	2,262
Prepaid expenses	8,727	6,007
Other current assets	2,644	3,178
Total current assets	229,814	267,807
Property and equipment, net	2,218	3,375
Other long-term assets	13,043	13,863
Intangible assets, net	123,308	136,552
Goodwill	191,819	192,037
Total assets	$560,202	$613,634
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,102	$45,388
Accrued expenses and other current liabilities (Note 3)	60,461	65,706
Deferred revenue	5,365	5,517
Total current liabilities	113,928	116,611
Warrant liabilities	1,398	403
Long-term debt	—	519
Other long-term liabilities	7,069	8,032
Total liabilities	122,395	125,565
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, aggregate liquidation preference of $50,000 as of June 30, 2024 and December 31, 2023	58,205	58,205
Stockholders’ equity:
Common stock $0.0001 par value; 600,000,000 and 600,000,000 shares authorized; 367,662,956 and 353,430,357 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	37	35
Additional paid-in capital	1,185,003	1,157,737
Accumulated other comprehensive loss	(2,645)	(2,263)
Accumulated deficit	(802,497)	(725,373)
Total Sharecare, Inc. stockholders’ equity	379,898	430,136
Noncontrolling interest in subsidiaries	(296)	(272)
Total stockholders’ equity	379,602	429,864
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$560,202	$613,634

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$94,265	$110,353	$185,126	$226,648
Costs and operating expenses:
Costs of revenue	51,150	62,948	102,270	130,840
Sales and marketing	13,586	14,959	27,144	30,309
Product and technology	14,714	17,035	29,258	37,843
General and administrative	39,688	35,371	74,595	69,490
Depreciation and amortization	16,280	14,184	29,611	28,965
Total costs and operating expenses	135,418	144,497	262,878	297,447
Loss from operations	(41,153)	(34,144)	(77,752)	(70,799)
Other income (expense):
Interest income	1,023	1,646	2,297	3,326
Interest expense	(312)	(453)	(528)	(882)
Other expense	(1,542)	(2,631)	(1,176)	(2,201)
Total other (expense) income	(831)	(1,438)	593	243
Loss before income tax expense	(41,984)	(35,582)	(77,159)	(70,556)
Income tax expense	(37)	(65)	(6)	(96)
Net loss	(42,021)	(35,647)	(77,165)	(70,652)
Net income (loss) attributable to noncontrolling interest in subsidiaries	16	(504)	(41)	(850)
Net loss attributable to Sharecare, Inc.	$(42,037)	$(35,143)	$(77,124)	$(69,802)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.10)	$(0.22)	$(0.20)
Weighted-average common shares outstanding, basic and diluted	360,401,283	354,049,808	357,315,727	353,490,234

Net loss	$(42,021)	$(35,647)	$(77,165)	$(70,652)
Other comprehensive loss adjustments:
Foreign currency translation	(83)	189	(365)	496
Comprehensive loss	(42,104)	(35,458)	(77,530)	(70,156)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries	27	(489)	(24)	(778)
Comprehensive loss attributable to Sharecare, Inc.	$(42,131)	$(34,969)	$(77,506)	$(69,378)

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	5,000,000	$58,205	353,430,357	$35	$1,157,737	$(2,263)	$(725,373)	$(272)	$429,864
Stock options exercised	—	—	40,278	—	24	—	—	—	24
Common stock issued upon vesting of restricted stock units	—	—	7,674,863	1	(1)	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	27	—	—	—	27
Share-based compensation	—	—	—	—	13,866	—	—	—	13,866
Net loss attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(57)	(57)
Currency translation adjustment	—	—	—	—	—	(288)	—	6	(282)
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(2,573,225)	—	(2,784)	—	—	—	(2,784)
Net loss attributable to Sharecare, Inc.	—	—	—	—	—	—	(35,087)	—	(35,087)
Balance at March 31, 2024	5,000,000	$58,205	358,572,273	$36	$1,168,869	$(2,551)	$(760,460)	$(323)	$405,571
Stock options exercised	—	—	706,342	—	485	—	—	—	485
Common stock issued upon vesting of restricted stock units	—	—	10,173,569	1	(1)	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	9	—	—	—	9
Share-based compensation	—	—	—	—	16,516	—	—	—	16,516
Net income attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	16	16
Currency translation adjustment	—	—	—	—	—	(94)	—	11	(83)
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(1,789,228)	—	(875)	—	—	—	(875)
Net loss attributable to Sharecare, Inc.	—	—	—	—	—	—	(42,037)	—	(42,037)
Balance at June 30, 2024	5,000,000	$58,205	367,662,956	$37	$1,185,003	$(2,645)	$(802,497)	$(296)	$379,602

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	5,000,000	$58,205	354,463,620	$35	$1,120,024	$(2,794)	$(595,820)	$1,155	$522,600
Stock options exercised	—	—	281,042	—	282	—	—	—	282
Common stock issued upon vesting of restricted stock units	—	—	1,759,615	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Cumulative effect of adopting ASU 2016-13	—	—	—	—	—	—	(1,055)	—	(1,055)
Share-based compensation	—	—	—	—	10,406	—	—	—	10,406
Net loss attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(346)	(346)
Currency translation adjustment	—	—	—	—	—	250	—	57	307
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(214,984)	—	(396)	—	—	—	(396)
Net loss attributable to Sharecare, Inc.	—	—	—	—	—	—	(34,659)	—	(34,659)
Other	—	—	—	—	(131)	—	—	—	(131)
Balance at March 31, 2023	5,000,000	$58,205	356,289,293	$35	$1,130,199	$(2,544)	$(631,534)	$866	$497,022
Stock options exercised	—	—	188,023	—	170	—	—	—	170
Common stock issued upon vesting of restricted stock units	—	—	2,013,098	—	—	—	—	—	—
Issuance of warrants in connection with debt and revenue arrangements	—	—	—	—	14	—	—	—	14
Share-based compensation	—	—	—	—	12,329	—	—	—	12,329
Net loss attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	(504)	(504)
Currency translation adjustment	—	—	—	—	—	174	—	15	189
Common stock repurchased related to tax withholding for exercised employee stock options and vested restricted stock units	—	—	(346,450)	—	(511)	—	—	—	(511)
Shares repurchased	—	—	(1,550,000)	—	(2,607)	—	—	—	(2,607)
Net loss attributable to Sharecare, Inc.	—	—	—	—	—	—	(35,143)	—	(35,143)
Balance at June 30, 2023	5,000,000	$58,205	356,593,964	$35	$1,139,594	$(2,370)	$(666,677)	$377	$470,959

The accompanying notes are an integral part of these consolidated financial statements.

SHARECARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(77,165)	$(70,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29,611	28,965
Non-cash interest expense	—	394
Amortization of contract liabilities	—	(902)
Accretion of contract liabilities	—	136
Lease right-of-use assets expense	1,103	1,885
Change in fair value of warrant liability and contingent consideration	1,129	(42)
Share-based compensation	29,396	21,667
Deferred income taxes	(7)	58
Payment of PIK Interest	(519)	—
Other	988	4,338
Changes in operating assets and liabilities:
Accounts receivable, net	(3,284)	(9,883)
Prepaid expenses and other assets	(3,010)	(2,235)
Accounts payable and accrued expenses	(474)	6,888
Operating lease liabilities	(1,212)	244
Deferred revenue	(152)	(2,101)
Net cash used in operating activities	(23,596)	(21,240)
Cash flows from investing activities:
Purchases of property and equipment	(104)	(1,063)
Capitalized internal-use software costs	(15,641)	(14,119)
Net cash used in investing activities	(15,745)	(15,182)
Cash flows from financing activities:
Proceeds from issuance of debt	22,000	—
Repayment of debt	(22,000)	—
Payments for shares repurchased	(3,660)	(2,723)
Proceeds from exercise of common stock options	509	1,372
Payments on financing lease obligations	(464)	(710)
Net cash used in financing activities	(3,615)	(2,061)
Effect of exchange rates on cash and cash equivalents	(80)	137
Net decrease in cash and cash equivalents	(43,036)	(38,346)
Cash and cash equivalents at beginning of period	128,187	182,508
Cash and cash equivalents at end of period	$85,151	$144,162
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,114	$517
Cash paid for income taxes	$—	$32
Supplemental cash flow information related to leases:
Cash paid for amounts included in the measurement of lease liabilities	$1,206	$2,047
Assets obtained in exchange for lease obligations	$—	$1,812
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
Proposed Transaction with Altaris
On June 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Impact Acquiror Inc., a Delaware corporation (“Parent”), Impact Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Altaris, LLC.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”); (ii) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (other than (a) shares of Company Common Stock that, immediately prior to the Effective Time, are held by the Company and not held on behalf of third parties, immediately prior to the Effective Time, (b) shares of Company Common Stock that are owned by Parent or Merger Sub, in each case immediately prior to the Effective Time, (c) shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time and that are held by any holder who is entitled to demand and properly demands appraisal of such shares of Company Common Stock pursuant to Section 262 of the General Corporation Law of the State of Delaware, and (d) certain shares of Company Common Stock that are owned by Jeff Arnold, the Company’s Executive Chairman, and certain of his affiliates (together, the “Arnold Parties”), which shares are (1) contributed, transferred and assigned by the Arnold Parties to an affiliate of the Surviving Corporation in exchange for certain equity securities in such affiliate of the Surviving Corporation, and (2) contributed to Parent immediately prior to the Closing in each case pursuant to the terms of a certain rollover agreement by and among the Arnold Parties and certain affiliates of Parent entered into concurrently with the execution and delivery of the Merger Agreement) will be automatically converted into the right to receive $1.43 in cash, without interest (the “Merger Consideration”); and (iii) each share of Series A convertible preferred stock, par value $0.0001 per share (“Preferred Shares”), issued and outstanding immediately prior to the Effective Time will not be converted into the right to receive the Merger Consideration and will remain issued and outstanding following the Effective Time.
The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, (i) the adoption of the Merger Agreement by holders of a majority of the aggregate voting power of the outstanding shares of Company Common Stock and Preferred Shares entitled to vote thereon, voting together as a single class, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order by a governmental authority enjoining or otherwise prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The consummation of the Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of Parent and the Company, including, among others, (i) if the consummation of the Merger does not occur on or before December 21, 2024, subject to one three-month extension if on such date all of the closing conditions in the Merger Agreement except for those relating to regulatory approvals have been satisfied or waived, (ii) if the approval of the Company’s stockholders is not obtained following the meeting of the Company’s stockholders for purposes of obtaining such approval and (iii) subject to certain conditions, (a) by Parent, if the Board or the Special Committee makes an adverse recommendation change with respect to the Merger or (b) by the Company, if the Company wishes to terminate the Merger Agreement to enter into a definitive contract with respect to a Superior Proposal (as defined by the Merger Agreement).
The Company would be required to pay a termination fee to Parent equal to approximately $17.7 million if the Merger Agreement is terminated in certain specified circumstances, including the termination by Parent in the event of a change of recommendation by the Board or the termination by the Company to enter into a contract with respect to a Superior Proposal.
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
Unaudited Interim Financial Information
The accompanying interim Consolidated Balance Sheet as of June 30, 2024 and the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three month periods within the six months ended June 30, 2024 and 2023, and Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 are unaudited. These unaudited interim consolidated financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, the Company’s consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future interim or annual periods. The information contained within the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual financial statements for the year ended December 31, 2023.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

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
Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximates fair value due to their short-term nature.
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
The changes in the allowance for doubtful accounts are as follows (in thousands):

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for doubtful accounts – beginning balance	$8,348	$8,426	$8,544	$7,197
Provision for doubtful accounts	188	1,095	597	2,085
Amounts written off and other adjustments	(445)	(1,376)	(1,050)	(1,137)
Allowance for doubtful accounts – ending balance	$8,091	$8,145	$8,091	$8,145
Contract Liabilities
In connection with certain acquisitions, the Company has recognized current and noncurrent contract liabilities, representing off-market values associated with certain wellness program royalty agreements. Amortization of these contract liabilities was $0 and $0.5 million for three months ended June 30, 2024 and 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of these contract liabilities was $0 and $0.9 million for the six months ended June 30, 2024 and 2023, all of which was included within cost of revenues in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company has recognized certain contract liabilities due to a former related party in the amount of $17.5 million, related to service agreements, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
Deferred Revenue
The Company records contract liabilities pursuant to ASC 606 which consist of deferred revenue and contract billings in excess of earned revenue.
Deferred revenues arise from contracts that permit upfront billing and the collection of fees covering the entire contractual service period, which is generally six to twelve months and in advance of the satisfaction of the performance obligations identified within the related contract. As of June 30, 2024 and December 31, 2023, such fees were $5.4 million and $5.5 million, respectively. The Company recognized $0.7 million of revenue during the three months ended June 30, 2024 that was included in deferred revenue at December 31, 2023. The Company recognized $1.8 million of revenue during the six months ended June 30, 2024 that was included in deferred revenue at December 31, 2023.
Revenue Recognition
Performance-Based Revenue
Certain contracts place a portion of fees at risk based on achieving certain performance metrics, such as customer cost savings, and/or clinical outcomes improvements (performance-based). The Company uses the most likely amount method to estimate variable consideration for these performance guarantees. The Company includes in the transaction price some, or all, of a variable consideration amount only to the extent that it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company utilizes customer data to measure performance. Performance-based fees subject to refund that the Company has not recognized as revenues are generally due to either: (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that it is not probable that the Company will meet the relevant performance target(s). As of June 30, 2024 and December 31, 2023, such fees included within deferred revenue were $4.5 million and $4.9 million, respectively.
In the event that performance measures are not met by the end of the measurement period, typically one year, some or all of the performance-based fees are required to be refunded. During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, performance-based fees are reconciled and settled. Approximately $1.7 million and $1.0 million of revenues recognized during the three months ended June 30, 2024 and 2023, respectively, were performance-based. During the three months ended June 30, 2024, $0.6 million of revenue was recognized, which related to services provided prior to December 31, 2023.
Approximately $3.2 million and $2.1 million of revenues recognized during the six months ended June 30, 2024 and 2023, respectively, were performance-based. During the six months ended June 30, 2024, $1.3 million was recognized in revenue that related to services provided prior to December 31, 2023. As of June 30, 2024 and 2023, the cumulative amount of

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

performance-based revenues that had met the criteria for recognition and had been recognized but had not yet been settled with customers, totaled $2.0 million and $4.4 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that are non-cancellable and have not yet been recognized due to unsatisfied or partially satisfied performance obligations. This includes deferred revenues and amounts that will be invoiced and recognized as revenues in future periods. As of June 30, 2024, future estimated revenue related to performance obligations with terms of more than one year that are unsatisfied or partially unsatisfied at the end of the reporting period was approximately $51.2 million. As of June 30, 2024, the Company expects to recognize revenue on approximately 92% of these unsatisfied performance obligations over the following 24 months and the remainder thereafter.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Enterprise	$46,176	$64,052	$93,135	$134,244
Provider	30,675	29,191	59,102	58,165
Life Sciences	17,414	17,110	32,889	34,239
Total Revenue	$94,265	$110,353	$185,126	$226,648
Other (Expense) Income
For the three and six months ended June 30, 2024 and 2023, other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Re-measurement of contingent consideration	$(428)	$770	$(134)	$908
Re-measurement of warrant liabilities	(1,080)	(866)	(995)	(866)
Other	(34)	(2,535)	(47)	(2,243)
Total other (expense) income	$(1,542)	$(2,631)	$(1,176)	$(2,201)
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

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
The following tables present the fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2024 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents
Money market funds	$10,530	$—	$—	$10,530
Total cash equivalents at fair value	$10,530	$—	$—	$10,530

Liabilities
Warrant liabilities	$1,398	$—	$—	$1,398
Contingent consideration – other liabilities	—	—	529	529
Total liabilities at fair value	$1,398	$—	$529	$1,927
The warrants included in the units issued during the initial public offering by Falcon Capital Acquisition Corp. (“FCAC”) and the warrants issued by FCAC simultaneously with its initial public offering in a private placement, were both classified within Level 1 as they are publicly traded and have an observable market price in an active market. Additionally, the warrant liabilities are exercisable for one share of common stock at an exercise price of $11.50.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
The following is a schedule of changes to the contingent consideration — other liabilities classified as Level 3 for the periods presented (in thousands):

December 31, 2023	$395
Re-measurement of contingent consideration	134
June 30, 2024	$529
3. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
As of June 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$20,243	$15,546
Accrued compensation	13,260	16,235
Accrued media costs	2,751	5,168
Accrued taxes	1,311	1,837
Operating lease liabilities, current	1,557	1,826
Contract liability due to the Series A Preferred Stockholder	17,496	17,496
Accrued expenses due to the Series A Preferred Stockholder	3,035	6,084
Accrued other	808	1,514
Total accrued expenses and other current liabilities	$60,461	$65,706

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)
4. Goodwill and Other Intangible Assets
Intangible assets and the related accumulated amortization for each class of intangible asset as of June 30, 2024 were as follows (in thousands):

	June 30, 2024
	Cost	Accumulated Amortization	Net	Weighted Average Remaining Life
Definite-lived, intangible assets
Technology – features/content	$57,315	$(28,309)	$29,006	7.4
Trade name	3,549	(2,202)	1,347	3.1
Customer relationships	77,849	(42,543)	35,306	8.0
Internal-use software	185,430	(143,340)	42,090	1.7
Total definite-lived, intangible assets	$324,143	$(216,394)	$107,749

Intangible assets not subject to amortization
Internal-use software projects in process	$10,529	$—	$10,529
Indefinite-lived, trade names	5,030	—	5,030
Total intangible assets not subject to amortization	15,559	—	15,559
Total intangible assets	$339,702	$(216,394)	$123,308

The following tables set forth the changes in the carrying amount of the Company’s goodwill for the period presented (in thousands):

December 31, 2023	$192,037
Foreign currency translation adjustment	(218)
June 30, 2024	$191,819
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
As a result of the sustained decline in the Company’s stock price and associated market capitalization, the Company performed an impairment test during the second quarter of 2024. The fair value of the reporting units for goodwill impairment testing was determined using both an income approach and market approach. The income approach was based on discounted projected future (debt-free) cash flows for each reporting unit. The discount rates applied to these cash flows were based on the weighted average cost of capital for each reporting unit, which takes market participant assumptions into consideration. For the market approach, we used both the guideline public company and similar transaction methods. The guideline public company method analyzes market multiples of revenue and EBITDA for a group of comparable public companies. Under the similar transactions method, valuation multiples are calculated utilizing actual transaction prices and revenue and EBITDA data from target companies deemed similar to the reporting unit. As a result of the interim test, the fair values of each of our reporting units exceeded their respective book values in excess of approximately 23%, and the Company determined there was no impairment. An increase of 100 basis points in the weighted average cost of capital or a decrease of 100 basis points in annual

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

forecasted revenues would have resulted in a 3% and 11% decline in the fair value, respectively of our reporting units which would not have resulted in impairment.
During the second quarter of 2024, certain intellectual property was determined to be fully impaired due to the Company’s determination in early July 2024, that it would cease use of the intellectual property asset. The Company impaired the remaining net book value amount of the asset of $2.8 million, which was recorded to amortization expense in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of this intellectual property as of December 31, 2023 was $3.1 million as determined by using the relief from royalty method.
Amortization expense for intangible assets during the three months ended June 30, 2024 and 2023 totaled $15.7 million and $13.5 million, respectively. Amortization expense for intangible assets during the six months ended June 30, 2024 and 2023 totaled $28.4 million and $27.4 million, respectively. Amortization expense is included in depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss and inclusive of impairment amounts discussed above.
The following is a schedule of estimated future amortization expense for intangible assets as of June 30, 2024 (in thousands):

Year ending December 31:
Remainder of 2024	$21,080
2025	31,135
2026	17,643
2027	10,015
2028	6,933
Thereafter	20,943
Total	$107,749
5. Income Taxes
As a result of the Company’s history of net operating losses, the Company has provided for a full valuation allowance against its deferred tax assets, with the exception of its German and French operations. For the three and six months ended June 30, 2024, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax. For the three and six months ended June 30, 2023, the Company recognized income tax expense of less than $0.1 million, primarily due to state income tax.
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
As of June 30, 2024, the following warrants to purchase common stock were issued and outstanding:

Classification	Warrants Outstanding	Exercise Price per Share
Equity	1,278,746	$4.21 - $5.61
Liability	17,433,334	$11.50
The Company has also entered into, and may in the future enter into, contractual arrangements with certain customers and other parties and earnout arrangements in connection with acquisitions that, in each case, provide for the issuance of warrants and/or common stock upon the achievement of specified milestones. As of June 30, 2024, these agreements provide for the issuance of up to 3,238,675 shares of common stock and 7,025,257 warrants to purchase shares of common stock. With respect to these arrangements, there were 69,335 warrants earned but not issued as of June 30, 2024.

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

Share-based Payments
Stock option and restricted stock unit activity, prices, and values during the six months ended June 30, 2024 are as follows (in thousands, except share and per share amounts):

	Options Outstanding				Restricted Stock Units
	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Outstanding as of December 31, 2023	92,218,339	$3.01	5.87	$1,256	49,007,766	$1.93
Granted	—	—			46,358,913	$0.88
Exercised/Released	(746,620)	$0.68		$499	(17,848,655)	$1.73
Cancelled/Forfeited	(4,281,387)	$2.12			(2,350,100)	$1.81
Outstanding as of June 30, 2024	87,190,332	$3.07	5.35	$8,252	75,167,924	$1.33
Vested and/or exercisable as of June 30, 2024	72,049,164	$1.90	5.01	$8,252	—	$—
Vested and/or exercisable as of December 31, 2023	73,902,493	$1.89	5.49	$1,256	—	$—
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the estimated fair value of the Company’s common stock. Vested but unissued restricted stock units as of June 30, 2024 and December 31, 2023 were immaterial.
Share-based compensation expense for employee and nonemployee options and restricted stock units included in the Consolidated Statements of Operations and Comprehensive Loss is as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$137	$188	$349	$299
Sales and marketing	1,538	1,447	3,042	2,275
Product and technology	1,693	1,155	3,126	2,223
General and administrative	12,432	9,359	22,879	17,319
Total share-based compensation expense	$15,800	$12,149	$29,396	$22,116
Additionally, share-based compensation costs, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended June 30, 2024 and 2023, included approximately $0.3 million and $0.6 million related to capitalizable internally developed software activities, respectively. Share-based compensation, reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) costs for the six months ended June 30, 2024 and 2023, included approximately $0.6 million and $1.1 million related to capitalizable internally developed software activities, respectively.
On May 31, 2023, each of the principal executive officer, principal financial officer, other named executive officers, and certain eligible employees of the Company voluntarily elected to forgo up to 25% of their cash base salary for the next 12 months, and in lieu thereof received restricted stock units (“RSUs”) with a value equal to the cash amount they elected to forego over the 12-month period. In consideration for forgoing guaranteed cash compensation, each individual received an additional number of RSUs with a value equal to 25% of the amount of cash salary they elected to forgo. The RSUs were issued in June

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

2023 and vested in four equal quarterly installments over the next 12 months, subject to the individual’s continued employment. The ability of the named executive officers and other eligible employees to make such election to forgo guaranteed cash compensation and receive RSUs in lieu thereof was approved by the Compensation and Human Capital Committee of the Company’s board of directors. The unvested RSUs were classified as a liability. These RSU’s have fully vested as of May 15, 2024, and $0.4 million has been reclassified from liability to equity as of June 30, 2024. As such, all share-based compensation costs are reflected within additional paid-in capital in the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of June 30, 2024.
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

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

8. Related-Party Transactions
Sul América Serviços de Saúde S.A. (Sul América), is a customer of and owns a 49% interest in Sharecare Brasil Servicios de Consultoria, Ltda. As of the year ended December 31, 2023, the Company ended the services contract with this related party and ceased operations of Sharecare Brasil Servicios de Consultoria, Ltda. Revenues recognized for the three month period ended June 30, 2024 and 2023 from Sul América totaled $0.1 million and $1.4 million, respectively. Revenues recognized for the six month period ended June 30, 2024 and 2023 from Sul América totaled $0.4 million and $2.6 million, respectively. For the six-month period ended June 30, 2024, the revenues recognized represent variable termination fee revenue, which was previously constrained and for which uncertainty about the variable amount to be received was resolved.
The Series A Preferred Stock is held by a customer that also had an employee serving on the Sharecare Board. During the three month period ended June 30, 2023, the board member ceased employment with the customer. Subsequent to the board member’s termination of employment with the customer, this customer was no longer considered a related party. Revenues recognized for this customer for the three months ended June 30, 2023 totaled $4.7 million. Revenues recognized for this customer for the six months ended June 30, 2023 totaled $9.4 million. As of December 31, 2023, $13.0 million in receivables were outstanding from this related party.
During the third quarter of 2022, we entered into a revenue contract with the Series A Preferred Stockholder to provide patient advocacy services. We also entered into separate agreements to purchase distinct goods and services. These agreements are now subject to a dispute. Separate from the above disclosed amounts for this related party, revenues recognized related to these distinct services for the three and six months ended June 30, 2023, totaled $10.9 million and $23.0 million, respectively. Additionally, revenue for the three and six months ended June 30, 2023, included $0.4 million and $0.8 million of amortization of contract assets, respectively. For the three and six months ended June 30, 2023, cost of sales totaled $9.5 million and $20.4 million, respectively. Amounts paid under the agreements that were not determined to be distinct were recorded as a reduction of revenues.
As of December 31, 2023, there were $34.3 million in receivables and $51.1 million in accounts payable and accrued expenses recorded in connection with these distinct agreements. Additionally, in 2022 the Company acquired certain intellectual property which was determined to be distinct and recorded an intangible asset, which is being amortized over its estimated useful life. The unamortized balance of the intangible asset was $3.1 million as of December 31, 2023.
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
9. Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(42,021)	$(35,647)	$(77,165)	$(70,652)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	16	(504)	(41)	(850)
Net loss available to common stockholders	$(42,037)	$(35,143)	$(77,124)	$(69,802)

Denominator
Weighted-average common shares outstanding, basic and diluted	360,401,283	354,049,808	357,315,727	353,490,234
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.10)	$(0.22)	$(0.20)

Sharecare, Inc.
Notes to Unaudited Consolidated Financial Statements
(Unaudited)

The Company’s potential dilutive securities, which include stock options and restricted stock units, redeemable convertible preferred stock, and contingently issuable shares, have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023, as they are anti-dilutive and the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common share equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and restricted stock units	1,644,113	12,349,481	2,152,095	21,120,393
Redeemable convertible preferred stock	5,000,000	5,000,000	5,000,000	5,000,000
Total	6,644,113	17,349,481	7,152,095	26,120,393
Additionally, stock options of 87.1 million that have exercise prices in excess of the average market price of common shares for the three months ended June 30, 2024 and restricted stock units of 73.7 million as of June 30, 2024 are not included in the calculation of potentially dilutive securities, but could become dilutive in future periods. Stock options of 86.9 million that have exercise prices in excess of the average market price of common shares for the six months ended June 30, 2024 and restricted stock units of 73.3 million as of June 30, 2024 are not included in the calculation of potentially dilutive securities, but could become dilutive in future periods.
For the prior period, stock options of 91.9 million that have exercise prices in excess of the average market price of common shares for the three months ended June 30, 2023 and restricted stock units of 46.0 million as of June 30, 2023 are not included in the calculation of potentially dilutive securities. Stock options of 83.8 million that have exercise prices in excess of the average market price of common shares for the six months ended June 30, 2023 and restricted stock units of 45.3 million as of June 30, 2023 are not included in the calculation of potentially dilutive securities.
10. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date, but before the consolidated financial statements are issued, to provide additional evidence relative to certain estimates or identify matters that require additional disclosures. The Company evaluated subsequent events through August 9, 2024, the date on which the consolidated financial statements were available to be issued, noting no such material events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Sharecare, Inc. (for purposes of this section, “the Company,” “Sharecare,” “we,” “us” and “our”) should be read together with the Company’s audited financial statements as of and for the years ended December 31, 2023, 2022, and 2021, together with the related notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, and Sharecare’s unaudited interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, together with the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
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
•the pending Merger (as defined below);
•our status as an EGC and our intention to take advantage of accommodations available to EGCs under the JOBS Act;
•our ability to maintain compliance with Nasdaq listing standards;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and the success of our workplace globalization efforts; and
•the other estimates and matters described in this Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements include, but are not limited to, those set forth in this report and in the “Risk Factors” section of this Quarterly Report on form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. For example, the Company’s expectations regarding future performance assume business currently under contract and satisfaction by our customers of their contractual obligations under those agreements, which is not within the Company’s control. If a customer fails to satisfy its contractual obligations, actual results could be negatively impacted. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

Pending Merger
On June 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Impact Acquiror Inc., a Delaware corporation (“Parent”), Impact Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Altaris, LLC.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”); (ii) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (other than (a) shares of Company Common Stock that, immediately prior to the Effective Time, are held by the Company and not held on behalf of third parties, immediately prior to the Effective Time, (b) shares of Company Common Stock that are owned by Parent or Merger Sub, in each case immediately prior to the Effective Time, (c) shares of Company Common Stock that are issued and outstanding immediately prior to the Effective Time and that are held by any holder who is entitled to demand and properly demands appraisal of such shares of Company Common Stock pursuant to Section 262 of the General Corporation Law of the State of Delaware, and (d) certain shares of Company Common Stock that are owned by Jeff Arnold, the Company’s Executive Chairman, and certain of his affiliates (together, the “Arnold Parties”), which shares will be (1) contributed, transferred and assigned by the Arnold Parties to an affiliate of the Surviving Corporation in exchange for certain equity securities in such affiliate of the Surviving Corporation, and (2) contributed to Parent immediately prior to the Closing, in each case pursuant to the terms of a certain rollover agreement by and among the Arnold Parties and certain affiliates of Parent entered into concurrently with the execution and delivery of the Merger Agreement) will be automatically converted into the right to receive $1.43 in cash, without interest (the “Merger Consideration”); and (iii) each share of Series A convertible preferred stock, par value $0.0001 per share (“Preferred Shares”), issued and outstanding immediately prior to the Effective Time will not be converted into the right to receive the Merger Consideration and will remain issued and outstanding following the Effective Time.
The completion of the Merger is subject to the fulfillment or waiver of certain customary mutual closing conditions, including, (i) the adoption of the Merger Agreement by holders of a majority of the aggregate voting power of the outstanding shares of Company Common Stock and Preferred Shares entitled to vote thereon, voting together as a single class, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order by a governmental authority enjoining or otherwise prohibiting consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon certain unilateral closing conditions, including the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement. The consummation of the Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of Parent and the Company, including, among others, (i) if the consummation of the Merger does not occur on or before December 21, 2024, subject to one three-month extension if on such date all of the closing conditions in the Merger Agreement except for those relating to regulatory approvals have been satisfied or waived), (ii) if the approval of the Company’s stockholders is not obtained following the meeting of the Company’s stockholders for purposes of obtaining such approval and (iii) subject to certain conditions, (a) by Parent, if the Board or the Special Committee makes an adverse recommendation change with respect to the Merger or (b) by the Company, if the Company wishes to terminate the Merger Agreement to enter into a definitive contract with respect to a Superior Proposal (as defined by the Merger Agreement).
The Company would be required to pay a termination fee to Parent equal to approximately $17.7 million if the Merger Agreement is terminated in certain specified circumstances, including the termination by Parent in the event of a change of recommendation by the Board or the termination by the Company to enter into a contract with respect to a Superior Proposal.
The expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger occurred at 11:59 p.m. ET on August 8, 2024. The expiration of the waiting period satisfies one of the conditions necessary for the consummation of the Merger, which is expected to occur in the second half of 2024, subject to approval by Sharecare stockholders and other remaining closing conditions. The exact timing of completion of the Merger, if at all, cannot be predicted because the Merger is subject to the adoption of the Merger Agreement by our stockholders and the satisfaction of the other remaining closing conditions.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.

For further discussion about the Merger, see the section titled “Proposed Transaction with Altaris” in Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Form 8-K filed with the SEC on June 21, 2024, our preliminary proxy statement filed with the SEC on August 5, 2024, the transaction statement on Schedule 13E-3 jointly filed by us and certain other parties with the SEC on August 5, 2024, and any other documents or materials related to the Merger we may file when they become available.
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
•Globalization Efforts and Cost Savings. Through our globalization efforts, we believe there is opportunity to achieve approximately $30 million in annualized cost savings, which will include both operating and capitalized expense reductions. These efforts across our Provider and Enterprise channels have begun to yield cost savings, which began in the first quarter of 2023 and continue to increase as the global shared service center becomes fully operational.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table presents our unaudited Consolidated Statement of Operations for the three months ended June 30, 2024 and 2023, and the percentage change between the two periods:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$94,265	$110,353	$(16,088)	(15)%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	51,150	62,948	(11,798)	(19)%
Sales and marketing	13,586	14,959	(1,373)	(9)%
Product and technology	14,714	17,035	(2,321)	(14)%
General and administrative	39,688	35,371	4,317	12%
Depreciation and amortization	16,280	14,184	2,096	15%
Total costs and operating expenses	135,418	144,497	(9,079)	(6)%
Loss from operations	(41,153)	(34,144)	(7,009)	(21)%
Other (expense) income
Interest income	1,023	1,646	(623)	(38)%
Interest expense	(312)	(453)	141	31%
Other expense	(1,542)	(2,631)	1,089	41%
Total other (expense) income	(831)	(1,438)	607	42%
Net loss before taxes	(41,984)	(35,582)	(6,402)	(18)%
Income tax expense	(37)	(65)	28	43%
Net loss	(42,021)	(35,647)	(6,374)	(18)%
Net income (loss) attributable to noncontrolling interest in subsidiaries	16	(504)	520	103%
Net loss attributable to Sharecare, Inc.	$(42,037)	$(35,143)	$(6,894)	(20)%
Revenue
Revenue decreased $16.1 million, or 15%, from $110.4 million for the three months ended June 30, 2023 to $94.3 million for the three months ended June 30, 2024. Overall, growth from provider and life sciences channels was offset by reductions at enterprise. At enterprise, the decline was tied to the advocacy product line and a dispute with a specific customer of $9.4 million, expired contracts with several digital product customers of $6.1 million, the shutdown of unprofitable nurse-on-demand locations of $1.8 million and the shutdown of the Brazil joint venture of $1.1 million.
The channel revenue changed as follows: enterprise channel decreased by $17.9 million (from $64.1 million for 2023 to $46.2 million for 2024), the provider channel increased by $1.5 million (from $29.2 million for 2023 to $30.7 million for 2024) and the life sciences channel increased by $0.3 million (from $17.1 million for 2023 to $17.4 million for 2024). Decreases in the enterprise channel of 28% were attributable to a combination of customer terminations, wind down of operations in Brazil, and reduced staffing demand in home health. The provider channel increase of 5% was attributable to increased medical record requests and expansion of record retrieval capabilities. The life sciences channel increased 2%.
Costs of Revenue
Costs of revenue decreased $11.8 million, or 19%, from $62.9 million for the three months ended June 30, 2023 to $51.2 million for the three months ended June 30, 2024. The decrease was attributable to revenue decreases at enterprise as well as optimization in the provider segment. The percentage decrease in costs of revenue was higher than the percentage decrease in revenue primarily due to continued optimization of the medical records business and termination of some low margin customer contracts.

Sales and Marketing
Sales and marketing expense decreased $1.4 million, or 9%, from $15.0 million for the three months ended June 30, 2023 to $13.6 million for the three months ended June 30, 2024. The decrease was attributable to fewer headcount for sales and account management and a reduction in a sports sponsorship arrangement.
Product and Technology
Product and technology expenses decreased $2.3 million, or 14%, from $17.0 million for the three months ended June 30, 2023 to $14.7 million for the three months ended June 30, 2024. The decrease was attributable to decreased labor costs tied to our globalization efforts and a non-cash research and development asset that became fully amortized at the end of 2023. Offsetting this was an increase in non-cash share-based compensation expense.
General and Administrative
General and administrative expense increased $4.3 million, or 12%, from $35.4 million for the three months ended June 30, 2023 to $39.7 million for the three months ended June 30, 2024. Non-cash share-based compensation expense increased $3.1 million and legal and consulting costs tied to the pending merger of $4.6 million contributed to the increase over the prior year, offset by lower facility, employee health and business insurance costs.
Depreciation and Amortization
Depreciation and amortization increased $2.1 million, or 15%, from $14.2 million for the three months ended June 30, 2023 to $16.3 million for the three months ended June 30, 2024. The increase was primarily related to placing platform-related developed software into service.
Other Expense
Other expense decreased $1.1 million from $2.6 million of income for the three months ended June 30, 2023 to $1.5 million of expense for the three months ended June 30, 2024. In the prior period, the expense was driven by a standby letter of credit for a non-profit organization, for which the Company was a guarantor and incurred the cost upon the non-profit organization’s default on its obligation. The activity in the current period was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. The Company did not experience similar non-cash mark-to-market adjustments to contingent consideration and warrant liabilities in the prior period. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents our unaudited Consolidated Statement of Operations for the six months ended June 30, 2024 and 2023, and the percentage change between the two periods:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue	$185,126	$226,648	$(41,522)	(18)%
Costs and operating expenses:
Costs of revenue (exclusive of amortization and depreciation below)	102,270	130,840	(28,570)	(22)%
Sales and marketing	27,144	30,309	(3,165)	(10)%
Product and technology	29,258	37,843	(8,585)	(23)%
General and administrative	74,595	69,490	5,105	7%
Depreciation and amortization	29,611	28,965	646	2%
Total costs and operating expenses	262,878	297,447	(34,569)	(12)%
Loss from operations	(77,752)	(70,799)	(6,953)	(10)%
Other (expense) income
Interest income	2,297	3,326	(1,029)	(31)%
Interest expense	(528)	(882)	354	40%
Other expense	(1,176)	(2,201)	1,025	47%

Total other (expense) income	593	243	350	144%
Net loss before taxes	(77,159)	(70,556)	(6,603)	(9)%
Income tax expense	(6)	(96)	90	94%
Net loss	(77,165)	(70,652)	$(6,513)	(9)%
Net loss attributable to noncontrolling interest in subsidiaries	(41)	(850)	809	95%
Net loss attributable to Sharecare, Inc.	$(77,124)	$(69,802)	$(7,322)	(10)%
Revenue
Revenue decreased $41.5 million, or 18%, from $226.6 million for the six months ended June 30, 2023 to $185.1 million for the six months ended June 30, 2024. Overall, the decline is from the advocacy product line tied to a dispute with a specific customer of $19.9 million, expired contracts with several digital product customers of $12.0 million, the shutdown of unprofitable nurse-on-demand locations of $6.2 million and the shutdown of the Brazil joint venture of $3.2 million.
The channel revenue changed as follows: enterprise channel decreased by $41.1 million (from $134.2 million for 2023 to $93.1 million for 2024), the provider channel increased by $0.9 million (from $58.2 million for 2023 to $59.1 million for 2024) and the life sciences channel decreased by $1.3 million (from $34.2 million for 2023 to $32.9 million for 2024). The decrease in the enterprise channel of 31% were attributable to the items stated above. The provider channel increase of 2% was attributable to increased average pricing due to better chart retrieval capabilities. The life sciences channel decrease of 4% was in line with expectations, caused by delays in the start of several pharma ad campaigns.
Costs of Revenue
Costs of revenue decreased $28.6 million, or 22%, from $130.8 million for the six months ended June 30, 2023 to $102.3 million for the six months ended June 30, 2024. The percentage decrease in costs of revenue was higher than the percentage decrease in revenue primarily from the elimination of several customer contracts that were operating at lower margins than our average margins, specifically in the enterprise channel.
Sales and Marketing
Sales and marketing expense decreased $3.2 million, or 10%, from $30.3 million for the six months ended June 30, 2023 to $27.1 million for the six months ended June 30, 2024. The decrease was attributable to the scale back of a large sports sponsorship arrangement, reduced headcount costs for sales and account management and lower spend on trade shows and events. This was offset by higher share-based compensation.
Product and Technology
Product and technology expenses decreased $8.6 million, or 23%, from $37.8 million for the six months ended June 30, 2023 to $29.3 million for the six months ended June 30, 2024. The decrease is attributable to decreased labor costs tied to our globalization efforts and a non-cash research and development asset that became fully amortized at the end of 2023. This was offset by an increase in share-based compensation.
General and Administrative
General and administrative expense increased $5.1 million, or 7%, from $69.5 million for the six months ended June 30, 2023 to $74.6 million for the six months ended June 30, 2024. Non-cash share-based compensation expense and costs associated with the pending merger accounted for $11.3 million of the increase, offset by decreases in personnel, rent, medical and business insurance and content production expenses.
Other Expense
Other expense decreased $1.0 million from $2.2 million of expense for the six months ended June 30, 2023 to $1.2 million of expense for the six months ended June 30, 2024. In the previous period, the expense was driven by a standby letter of credit for a non-profit organization, for which the Company was a guarantor and incurred the cost upon the non-profit organization’s default on its obligation. The activity in the current period was mostly related to non-cash mark-to-market adjustments to contingent consideration and warrant liabilities where the adjustment is tied to the change in the per share price of the Company’s common stock. The Company did not experience similar non-cash mark-to-market adjustments to contingent consideration and warrant liabilities in the prior year period. See Note 1 to Sharecare’s consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) interest income, (iii) interest expense, (iv) income tax (benefit) expense, (v) other expense (non-operating), (vi) share-based compensation, (vii) warrants issued with revenue contracts, (viii) amortization of non-cash payment for research and development, (ix) non-operating, non-recurring costs, (x) reorganizational and severance costs, and (xi) acquisition-related costs. We do not view the items excluded as representative of normal, recurring, cash operating expenses necessary to operate our lines of business and services.
Non-operating, non-recurring costs for the three and six months ended June 30, 2024 include costs related to legal matters involving prior acquisitions and in connection with the contractual obligation with a financially distressed vendor and are recorded in general and administrative operating expense.
Non-operating, non-recurring costs for the three and six months ended June 30, 2023 include costs of our enterprise resource planning (“ERP”) system implementation, costs of contractual obligations associated with a financially distressed vendor, and costs related to legal matters. The ERP and legal matter costs are recorded in general and administrative operating expense and the financially distressed vendor costs are recorded in cost of revenue in the Consolidated Statement of Operations and Comprehensive Loss for each respective period presented.
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
Reorganizational and severance costs are a component of our Globalization Efforts and Cost Savings as described in Key Factors and Trends Affecting our Operating Performance. These costs are due to efforts to globalize and centralize our workforce through the creation of the global shared service center. We have never had a global shared service center and view this undertaking as outside the scope of normal operations. Costs include salary, benefits, equity and bonus compensation, and other employee costs for those who were identified to be terminated. These costs were recorded in sales and marketing, product and technology, and general and administrative operating expenses in the Consolidated Statement of Operations and Comprehensive Loss for the periods presented, based on the employee’s respective job function. Because these costs are part of a specific and unprecedented initiative, we do not consider these expenses to be normal, recurring, cash operating expenses necessary to operate our business.
Certain prior period adjusted EBITDA add-back amounts have been reclassified to new add-back line items in order to conform to the current period presentation and to more accurately describe the nature of the amounts year-over-year.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(42,021)	$(35,647)	$(77,165)	$(70,652)
Add:
Depreciation and amortization	16,280	14,184	29,611	28,965
Interest income	(1,023)	(1,646)	(2,297)	(3,326)
Interest expense	312	453	528	882
Income tax expense	37	65	6	96
Other expense	1,542	2,631	1,176	2,201
Share-based compensation	15,800	12,149	29,396	22,116
Warrants issued with revenue contracts	9	14	36	28
Amortization of non-cash payment for research and development	—	1,190	—	2,380
Non-operating, non-recurring costs(a)	1,762	1,404	3,924	3,119
Reorganizational and severance costs(b)	2,579	8,224	5,924	17,254
Acquisition-related costs(c)	4,730	267	6,144	825
Adjusted EBITDA(d)(e)	$7	$3,288	$(2,717)	$3,888
____________
(a)For the three months ended June 30, 2024, primarily represents costs related to legal matters involving prior acquisitions for $1.5 million and in connection with the contractual obligation with a financially distressed vendor of $0.2 million. For the three months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.5 million, contractual obligations with a financially distressed vendor of $0.3 million, and legal matters of $0.2 million.
For the six months ended June 30, 2024, primarily represents costs related to legal matters involving a prior acquisitions for $3.2 million and in connection with the contractual obligation with a financially distressed vendor of $0.7 million. For the six months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.9 million, contractual obligations with a financially distressed vendor of $0.7 million, and legal matters of $0.3 million.
(b)For the three months ended June 30, 2024, represents costs related to globalizing the Company's workforce of $1.8 million and severance of $0.8 million. For the three months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $7.3 million and severance of $0.9 million.
For the six months ended June 30, 2024, represents costs related to globalizing the Company's workforce of $4.7 million and severance of $1.2 million. For the six months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $15.6 million and severance of $1.7 million.
(c)For the three and six month periods ended June 30, 2024, primarily represents legal and other transactional costs associated with the pending Merger.

(d)Includes non-cash amortization associated with contract liabilities recorded in connection with acquired businesses.
(e)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract and lease terminations from our computation of adjusted EBITDA. For the three months ended June 30, 2023 these costs totaled $0.5 million and less than $0.1 million, respectively. For the six months ended June 30, 2023 these costs totaled $1.2 million and $0.8 million, respectively.
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
The following table presents a reconciliation of adjusted net loss and adjusted loss per share from the most comparable GAAP measure, net loss, for the three months ended June 30, 2024 and 2023 (in thousands, except share numbers and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Sharecare, Inc.	$(42,037)	$(35,143)	$(77,124)	$(69,802)
Add:
Amortization of acquired intangibles(a)	1,534	1,633	3,133	3,265
Amortization of deferred financing fees	—	—	—	31
Change in fair value of warrant liability and contingent consideration	1,508	96	1,129	(42)
Share-based compensation	15,800	12,149	29,396	22,116
Warrants issued with revenue contracts	9	14	36	28
Amortization of non-cash payment for research and development	—	1,190	—	2,380
Non-operating, non-recurring costs(b)	1,762	1,404	3,924	3,119
Reorganizational and severance costs(c)	2,579	8,224	5,924	17,254
Acquisition-related costs(d)	4,730	267	6,144	825
Adjusted net loss(e)(f)	$(14,115)	$(10,166)	$(27,438)	$(20,826)

Weighted-average common shares outstanding, basic and diluted	360,401,283	354,049,808	357,315,727	353,490,234

Loss per share	$(0.12)	$(0.10)	$(0.22)	$(0.20)
Adjusted loss per share	$(0.04)	$(0.03)	$(0.08)	$(0.06)
____________
(a)Represents non-cash expenses related to the amortization of intangibles in connection with acquired businesses.
(b)For the three months ended June 30, 2024, primarily represents costs related to legal matters involving prior acquisitions for $1.5 million and in connection with the contractual obligation with a financially distressed vendor of $0.2 million. For the three months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.5 million, contractual obligations with a financially distressed vendor of $0.3 million, and legal matters of $0.2 million.
For the six months ended June 30, 2024, primarily represents costs related to legal matters involving a prior acquisitions for $3.2 million and in connection with the contractual obligation with a financially distressed vendor of $0.7 million. For the six months ended June 30, 2023, primarily represents costs related to the ERP implementation of $0.9 million, contractual obligations with a financially distressed vendor of $0.7 million, and legal matters of $0.3 million.
(c)For the three months ended June 30, 2024, represents costs related to globalizing the Company's workforce of $1.8 million and severance of $0.8 million. For the three months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $7.3 million and severance of $0.9 million.
For the six months ended June 30, 2024, represents costs related to globalizing the Company's workforce of $4.7 million and severance of $1.2 million. For the six months ended June 30, 2023, represents costs related to globalizing the Company's workforce of $15.6 million and severance of $1.7 million.
(d)For the three and six month periods ended June 30, 2024, primarily represents legal and other transactional costs associated with the pending Merger.
(e)The income tax effect of the Company’s non-GAAP reconciling items are offset by valuation allowance adjustments of the same amount given the Company is in a full valuation allowance position.
(f)Effective September 30, 2023, we no longer exclude costs associated with exiting a contract and lease terminations from our computation of adjusted EBITDA. For the three months ended June 30, 2023 these costs totaled $0.5 million and less than $0.1 million, respectively. For the six months ended June 30, 2023 these costs totaled $1.2 million and $0.8 million, respectively.

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
We had $85.2 million in cash and cash equivalents as of June 30, 2024. Our principal commitments as of June 30, 2024 consist of operating leases and purchase commitments. The Company maintains its Senior Secured Credit Agreement. As of June 30, 2024, there was $52.4 million available for borrowing under the Revolving Facility.
As discussed above, the Merger Agreement contains customary covenants regarding the conduct of our business prior to the closing of the Merger and contains certain termination rights for Parent which require us to pay a termination fee of $17.7 million under specified limited circumstances. In addition, pursuant to the Merger Agreement, we have agreed, subject to certain exceptions, not to take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring indebtedness (other than under existing credit facilities or to replace existing indebtedness) or materially amending the terms of existing indebtedness. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements. For further discussion about the terms of the Merger Agreement, the Merger, see the section titled "Pending Merger" above, the section titled “Proposed Transaction with Altaris” in Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flow activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(23,596)	$(21,240)
Net cash used in investing activities	$(15,745)	$(15,182)
Net cash used in financing activities	$(3,615)	$(2,061)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $23.6 million, an increase of $2.4 million from $21.2 million of net cash used in operating activities for the six months ended June 30, 2023. Cash used during this period included the $77.2 million net loss for the six months ended June 30, 2024, offset by non-cash items of $61.7 million, which were primarily attributable to depreciation and amortization expense, and share-based compensation. In addition, changes in operating assets and liabilities of $8.1 million resulted in net cash used, attributable to accounts receivable, net, prepaid expense and other assets, accounts payable and accrued expenses, and operating lease liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $15.7 million compared to $15.2 million of net cash used in investing activities for the six months ended June 30, 2023. Cash outflows increased for capitalized internal-use software costs offset by a reduction in cash outflows for purchases of property and equipment.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $3.6 million, primarily due to payments for shares repurchased of $3.7 million. Additionally, proceeds from the issuance of debt was equally offset by the repayment of debt of $22.0 million during the six months ended June 30, 2024.
Net cash used in financing activities for the six months ended June 30, 2023 was $2.1 million, primarily due to payments for shares repurchased of $2.7 million, partially offset by $1.4 million in proceeds from exercise of common stock options.
Contractual Obligations
There were no material changes to contractual obligations since our Annual Report on Form 10-K filed with the SEC on March 29, 2024 except for under the Merger Agreement, we may in certain circumstances be obligated to pay a termination fee of $17.7 million.
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
The Senior Secured Credit Agreement contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of June 30, 2024. As of June 30, 2024, there were no borrowings outstanding under the Revolving Facility.
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
Emerging Growth Company Accounting Election
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We expect to remain an emerging growth company at least through the closing of the pending Merger or the end of the 2024 fiscal year and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2024, due solely to the material weakness in our internal control over financial reporting described below. Notwithstanding this material weakness described further below, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Remediation Measures
Management is implementing remediation steps to address the material weakness described above. Specifically, we implemented and maintained specific remediation actions to address the material weakness, which include the following:
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
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the SEC that occurred during our last quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, all of which are more fully described in the risk factors below. These risks include, but are not limited to:
•the inability to complete the proposed transactions contemplated by the Agreement and Plan of Merger (as it may be amended, supplemented or modified from time to time, the “Merger Agreement”), dated as of June 21, 2024, by and among the Company, Impact Acquiror Inc., a Delaware corporation and an affiliate of Altaris, LLC (“Altaris”) (“Parent”), and Impact Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), where pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into Sharecare, with Sharecare surviving such merger as a subsidiary of Parent (the “Merger”), due to the failure to satisfy the closing conditions specified in the Merger Agreement, and the impact of failing to complete the proposed transactions on the trading price of our common stock and our future business and results of operations;
•risks related to disruption of management’s attention from business operations due to the Merger;
•the effect of the announcement of the Merger on our operations, results and business generally;
•the risk that the Merger will not be consummated in a timely manner, and the incurrence of costs relating to the Merger that exceed our expectations;
•the risk of litigation filed against us over the Merger Agreement.
Risks Related to the Proposed Merger
The conditions under the Merger Agreement to our consummation of the proposed transaction may not be satisfied in the anticipated timeframe or at all.
Under the terms of the Merger Agreement, the consummation of the proposed transaction is subject to customary closing conditions. There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the proposed transaction.
If an event occurs delaying or preventing the proposed transaction, such delay or failure to complete the proposed transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed transaction is consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The uncertainties about the effect of the proposed transaction may impact our ability to retain, recruit and hire employees and key personnel while the transaction is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed transaction. Furthermore, we cannot predict how our current customers, prospective customers and other partners will view or react to the proposed transaction during the pendency or upon consummation of the proposed transaction. If we are unable to reassure our partners to continue their partnerships or affiliations with us, our revenues, financial condition and results of operations may be adversely affected.
Employees and key personnel could experience uncertainty or face significant burdens from their commitment of substantial amounts of time and attention toward the completion of the proposed transaction. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the post-closing company, our business and results of operations may be adversely affected. In addition, whether or not the proposed transaction is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, including legal, accounting, financial advisor, filing, printing and mailing fees, which may materially and adversely affect our financial condition and results of operations.
In addition, the Merger Agreement generally requires the Company to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and also restricts us from taking certain actions with respect to our business and financial affairs without the consent of Altaris. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. Such restrictions could adversely affect our business and results of operations prior to completion of the Merger.
In the event that the proposed transaction is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the proposed transaction may not be satisfied as noted above. If the proposed transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. For these and other reasons, not consummating the proposed transaction could adversely affect our business and results of operations. Furthermore, if we do not consummate the proposed transaction, the price of our common stock may decline significantly from the current market price and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. Certain costs associated with the proposed transaction have already been incurred or may be payable even if the proposed transaction is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the transaction, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could accelerate in the event of or continue following a failed transaction.
The Merger Agreement contains a termination fee and restrictions on solicitation that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting, initiating, inducing, or knowingly encouraging or knowingly facilitating alternative acquisition proposals from third parties, and/or providing non-public information to third parties relating to any inquiries, proposals or offers that would reasonably be expected to lead to certain transactions involving a third party, including a merger, business combination or similar transaction, subject to specified exceptions. The Merger Agreement also contains customary termination provisions for both us and Parent, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, in connection with the termination of the Merger Agreement by us to enter into an alternative acquisition agreement providing for a Superior Proposal, we will pay Parent a termination fee of $17,673,572.40. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.
We may face litigation filed against us over the Merger Agreement.
As of August 9, 2024, the Company is not aware of any complaints filed or litigation pending related to the Merger. However, litigation is a common occurrence in connection with transactions similar to the proposed transaction, so we face potential for litigation or other disputes which relate to the Merger Agreement and potential Merger, including claims related to our process or disclosures and investigatory demands under Delaware law. We can provide no assurance that such litigation, disputes or demands will not arise in the future. Any such litigation, disputes or demands, whether successful or not, could delay the closing of the Merger, or could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED
The following table provides information about the purchases of shares of our common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program(1)	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2024 through April 30 2024	—	$—	—	$40,774,500
May 1, 2024 through May 31, 2024	—	$—	—	$40,774,500
June 1, 2024 through June 30, 2024	—	$—	—	$40,774,500
Totals	—	$—	—	$40,774,500
(1) On May 31, 2023, the Board of Directors announced that it had re-authorized a $50 million stock repurchase program. The stock repurchase program had a 12-month term from May 31, 2023 to May 31, 2024. There were no other repurchase programs announced as of June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit	Description
2.1
Agreement and Plan of Merger, by and among Impact Acquiror Inc., Impact Merger Sub Inc. and Sharecare, Inc., dated as of June 21, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024)

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

Dated: August 9, 2024	SHARECARE, INC.

By: /s/ Brent Layton
	Name:	Brent Layton
	Title:	Chief Executive Officer (Principal Executive Officer)

By: /s/ Justin Ferrero
	Name:	Justin Ferrero
	Title:	President and Chief Financial Officer (Principal Financial Officer)